Form 10-K
period 2009-11-30
Wecosign, Inc.
filed 2010-02-26
CIK 1468276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________.

Commission File number 333-160570
 WECOSIGN, INC.
(Exact name of registrant as specified in its charter)

California	26-1476002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 West MacArthur Blvd, Suite I, Santa Ana, CA 92704
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (714) 556-6800

Securities registered pursuant to Section 12(b) of the Act:
(Title of Class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.001 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer ☐ Non-accelerated Filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

As of November 30, 2009, the last business day of our most recently completed fourth fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. The initial listing of our common stock on the OTC Bulletin Board (“OTCBB”) was effective February 16, 2010, and the aggregate market value of our common stock held by non-affiliates on that date was zero, based on 2,920,600 shares held by non-affiliates of the registrant as no trade has occurred since the effective date on the OTCBB. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of January 31, 2010 was 81,932,600, which includes no shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on March 31, 2010 are incorporated by reference into Part III of this report to the extent described herein.

WECOSIGN, INC.
FORM 10-K

i

CAUTIONARY STATEMENTS AND ASSOCIATED RISKS

In this Form 10-K report, the terms “WECOSIGN™,” “WECOSIGN,” “Company,” “we,” “us,” “ours,” and “our” refer to WECOSIGN, INC.   Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC. We undertake no obligation, and we disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

THIS FORM 10-K MUST BE READ IN ITS ENTIRETY.

PART I
Item 1.  Business

Overview

WECOSIGN was incorporated in the State of California on November 24, 2007.  The WECOSIGN business model is to charge a monthly service fee to applicants of rental properties (that have poor credit) in exchange for cosigning on their apartment or rental home lease agreements. The WECOSIGN service now allows landlords and owners to allow poor credit applicants to apply at their facility. Using the WECOSIGN service reduces (1) overall vacancy across the board (2) reduces risk associated with poor credit tenants for landlords (3) finally, our service helps tenants with poor credit immediately gain access to apartment home living.  We provide guarantees of monthly rental payments to landlords on behalf of their tenants. Our exposure to credit loss, in the event of nonperformance by the tenant, is represented by the amounts stipulated in the rental contract which has a fixed expiration date that mirror the tenant's lease term ranging from six months to one year. Commitments made by us to guarantee lease agreements are first approved through an underwriting process to mitigate the risk of nonpayment by a tenant. Since many of the guarantees are expected to expire without being drawn upon, the total guarantee amounts do not necessarily represent future cash requirements.

We evaluate each applicant's credit and payment worthiness on a case-by-case basis. The landlord does not pay us any fees for the guarantee. Fees paid by a tenant to us consist of an upfront $100 application fee, a monthly service fee of $20, and a recurring monthly fee over the guarantee period which is based on 10% of the monthly lease cost to the tenant. Application fees paid are fully refunded by us in the event that an application is denied. Our proprietary underwriting system is designed to evaluate the potential risk of an applicant by looking beyond typical screening methods such as today’s FICO credit scores. Our underwriting system is designed to evaluate an applicant’s actual performance and other intangible traits rather than relying solely on credit scores. This system takes into consideration, among other things, an applicant’s references, employment, time on job, bank account balance, and past rental payment history. Additionally, our underwriters also take into consideration particular events in an applicant’s everyday life that could cause credit problems, such as divorce, employment interruptions, or even death of a spouse.

To apply for our services, an applicant only needs to go to our website located at www.WECOSIGN.com, push the “apply now button” (on the website’s top front page), fill out the application, and pay a processing fee in the amount of $100.  When the application is received, our intake personnel will make contact with the client via telephone and requests faxed copies of: (1) pay stubs, (2) bank statements, (3) three references, (4) employment history, and (5) rental verification. Additionally, a client is required to furnish any and all identification documents such as driver’s license, State I.D. cards, Social Security Cards, and any and all I-9 documents necessary to establish a legal and positive I.D. Finally, a client is required to provide three non-related personal references. Our underwriting department will then contact the applicant and conduct an interview to inquire about irregularities, if any, within the documents submitted to us. After verification, we input the information related to the applicant in our database and evaluate the following;  The applicants’ time on job, bank account, funds on hand, debt ratio, and past rental payment history to analyze the risk rates. Our evaluation will tell us (a) when and if the applicant will default, and (b) how well the applicant will perform in his rental payments.   After a client is approved, they can then select any facility that they wish to live in.  We then contact the approved client via telephone, and conduct our final interview explaining what a cosigner is, and what is expected of them as new tenants. No tenants are admitted without a final telephone interview. The tenant is then sent a disclosure statement concerning the monthly charges along with a printed tenant manual for future reference.

If the applicant fails our underwriting process, his $100 application fee is refunded promptly. However, if the application goes through our entire underwriting process and is approved, the $100 application fee will not be refunded unless the applicant requests a rescission of his contract with us prior to the commencing date of such lease.  Under our scoring system, our approval rate is approximately 83%.

Approved applicants are responsible for paying rent to their landlord, and paying an additional monthly service fee to us based on a percentage of their rent.  The average monthly rent paid by our customers is approximately $1,054 as of November 30, 2009.  Charging a percentage of the actual rent automatically makes the fee fair in varying rental priced markets. If pursuant to a rental facility’s requirement, an applicant is also required to provide a security deposit or other type of deposit to the property manager of such rental facility, the tenant needs to make such arrangements. The rental facility, not WECOSIGN Inc, determines whether the tenant needs to provide a security deposit based upon their internal operating policies and procedures. Since our business is limited to providing cosigning services, we are not involved in any transactions related to providing a security deposit or other type of deposit for any applicant.

By allowing tenants approved by us to live in their properties of their choice, landlords are guaranteed to receive the rent while enjoying an increased occupancy level. In the event that the tenant defaults on his or her rental payments, the rental facility has the sole responsibility to collect the missed rental payments in the same manner as they would do with any other tenants in default.  The rental facility must apply for and achieve a successful eviction of such tenant prior to requesting any guarantee payment from us.  After receiving the formal eviction judgment, the rental facility needs to notify us of the eviction and then request (via form) the missed rental payments from us in accordance with the terms and conditions of the Rental Payment Guarantee Booklet.  Our policy is to act as a guarantor for an initial term of one year.  After one year, the landlord re-evaluates the tenant's payment history to determine if a co-signer is still required on the lease. If the tenant is determined to be in good standing then we will terminate our service with the tenant.

If the rental facility determines that a co-signer is still required to renew the tenants lease they will advise the tenant to renew their guarantor service for another 6 to 12 months.   In the case that the tenant renews our guarantor services after a period of one year, WECOSIGN will charge the tenant the same fees. This condition alone is incentive for the tenant to make his payments timely. The landlord’s incentive for approving a tenant to terminate cosigning services is to remain competitive with tenants who have a reliable payment history, thereby discouraging such tenants from seeking out other rental facilities which do not require a co-signer on the lease agreement. This is a business decision made by each individual rental facility. To date, we have maintained “A” rating with the Better Business Bureau.  We currently act as co-signer in 139 leases from 20 states nationwide. The forecast number of the customer accounts by the end of 2010 is not proportionate to the forecast number of our monthly applicants because of the lag time involved in the process of signing up clients.

Applications are available at www.WECOSIGN.com, and potential customers are directed to the website primarily through online advertising campaigns, along with referrals from our WECOSIGN™ associates and affiliates (the “WECOSIGN™ Associates and Affiliates”) around the country. Currently, we have established business relationships with approximately 18 WECOSIGNTM Affiliates. We do not have any ownership interest in any of our WECOSIGNTM Affiliates who are independent business entities. The WECOSIGN™ Affiliates are real estate agents or brokers that direct customers to us through their own websites.   For each successful application referred by an Affiliate, we pay referral fees to the Affiliate in the amount of 30% of the initial application fee. In addition, we will pay the Affiliate 10% of each established monthly fee from the client, not to exceed a twelve months period. Tenants and landlords determine, at their sole discretion, whether they will use and/or accept our co-signing services. The Company does not require Affiliates to disclose to the tenants and property owners the compensation they receive from us.

We have approximately 32 WECOSIGNTM Associates. The WECOSIGN™ Associates are property managers that currently house WECOSIGN™ approved tenants, and these WECOSIGN™ Associates provide applications to potential tenants of their properties. We do not provide any compensation to any of the WECOSIGNTM Associates. Aside from recommending our co-signing services to applicants who do not qualify to rent an apartment, the Associates have no other business relationships with us.  Our marketing strategy is online driven and designed to bring traffic to our website where potential customers can fill out and file their applications. Traffic is primarily generated through online banner and button ad campaigns on leading industry specific websites (i.e. www.apartments.com) that attract thousands of prospective customers on a daily basis. Other avenues to drive traffic to the website include links on our WECOSIGN™ Associate and Affiliate websites, pay-per-click ad campaigns on leading search engines, and the maintenance of a search engine optimized website resulting in high organic search results for specific keywords.

Advertising in the online space makes up over 90% of our marketing strategy.  For the year ended November 30, 2009, our website activity was not comparable to the prior year; however, our website activity for the last six months of fiscal 2009, showed a marked increase of 113% to 706,825 website visits from 332,404 website visits during the first six months of the year.  During the last six months of fiscal 2009, increased website visits contributed to the online application growth increasing 55% to 382 applications from 247 applications during first six months of fiscal 2009.   During the last six months of fiscal 2009, accepted applications increased by 18%, to 213 accepted applications from 180 accepted applications during the first six months of fiscal 2009.

Our remaining marketing budget goes towards offline marketing efforts such as print ads, editorials and advertorials in regionally specific rental magazines, along with brochures and other handouts in regionally targeted real estate and property management offices.

Our strategies, implemented in phases, are designed to create widespread awareness of this national service as well as to escalate demand and acceptance regionally and nationally. Our first phase involved the creation of a functioning website with complete information and appropriate marketing/educational material for inquiry fulfillment. This phase, still in operation, overcomes the lack of understanding on the part of property managers and/or applicants in how the guarantor process actually works.  The second phase involved the development and launch of communication efforts to drive web traffic to the website through internet media avenues such as Google Ad*words, and specific banner placement on high traffic renter-related websites. Furthermore, additional marketing materials are provided to leasing offices for the benefit of property managers and potential applicants. This effort, in concert with phase one, coupled with the ongoing building of the Affiliate/Associates network, is creating a strong base for referrals and word-of mouth advertising, all working in concert to create the WECOSIGN brand. Additionally, all serve to educate property managers and applicants as a lack of understanding has posed the greatest obstacle. Risk exists from the standpoint of competition, so in order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be adversely affected.

Available Information

The Company’s Internet website is http://www.WECOSIGN.com. The Company will make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission. The public may read and copy any materials that the Company files with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 or obtain WECOSIGN information through the Securities and Exchange Commission’s website at http://www.sec.gov/.

In addition, the Company will make available, free of charge, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, each of which is available in print to any stockholder who requests it by contacting the Secretary of the Company at 3400 W. MacArthur Blvd., Suite I, Santa Ana, CA  92704. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this report.

We included the certifications of the Executive Officers and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company's public disclosure, in this report on Form 10-K as Exhibits 32.1 and 32.2.

Where You Can Find Us

Our principal executive office is located at 3400 West MacArthur Blvd, Suite I, Santa Ana, CA 92704, and our telephone number is (714) 556-6800.  The Company’s Internet website is http://www.WECOSIGN.com.

Employees

As of November 30, 2009, we have a total of seven (7) employees and plan to employ more qualified employees as needed in the future.

Item 1A.  Risk Factors

Forward Looking Statements

Certain written and oral statements made by our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations.

Such forward-looking statements include, but are not limited to, statements regarding our and their management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange on the parties' individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.  In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes in information contained in previous filings or communications. The risks described below are not the only risks we face, and additional risks and uncertainties may also impair our business operations. The occurrence of any one or more of the following or other currently unknown factors could materially adversely affect our business and operating results.

Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operations, industry or financial position or our future financial performance. While we believe we have identified and discussed below all risk factors affecting our business that we believe are material, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

WE HAVE A SHORT OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A YOUNG COMPANY.

We were incorporated in the state of California on November 24, 2007 and have limited operating history for investors to evaluate the potential of our business development. We are continuing to build our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in introducing new products and services. These risks include the ability to:

·        Implement a larger advertising and marketing plan;

·        Maintain current strategic relationships and develop new strategic relationships;

·        Respond effectively to competitive pressures, should they exist.

OUR OPERATIONS ARE NOT YET, AND HAVE NOT YET BEEN PROFITABLE.

As of the date of this Form 10-K, we have not yet generated any net income.  There can be no assurance that we will generate net income in the future or that we will be able to put in place the financial and administrative structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of our management's time and other resources.

IF OUR UNDERWRITING TECHNIQUES DOES NOT ACCURATELY EVALUATE POTENTIAL DEFUALT RISKS, THE DEFAULT RATES OF OUR CLIENT MAY EXCEED OUR EXPECTATION AND THEREBY OUR OPERATING LOSSES MAY EXCEED OUR LOSS RESERVES.

Our underwriting techniques are designed to evaluate actual performance and human traits rather than merely compare credit scores. We assign a particular number to an applicant’s character, ability, time on job, bank account review and past rental payment history. Additionally, our system also assigns designated numbers to particular events in an applicant’s everyday life that could cause credit crisis, such as divorce, loss of job, or death of a providing spouse, etc. Our system takes into consideration all of these events in evaluating a client’s application.  However, our scoring system has only operated for a limited period of time. We do not have a large amount of data to evaluate the accuracy of our scoring system, however we are growing. If our underwriting techniques cannot accurately evaluate potential default risks, the default rates of our clients may be higher than we have expected, and our operating losses may exceed our loss reserves. As a result, we may not be able to become profitable and develop our business operations.

IF WE FAIL TO MAINTIAIN SUFFICIENT LOSS RESERVES, WE MAY NOT CONTINUE OUR BUSINESS OPERATIONS.

Because pursuant to our standardized co-sign agreement with rental facilities, in the event of default and after achieving a successful eviction, the rental facility can request us to pay the missed rental payments.  As a result, we need to maintain sufficient loss reserves to cover such missed rental payments upon defaults. If our liability for missed rental payments exceeds our loss reserves, our business operation will be interrupted or adversely affected.

WE MAY NEED ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS IN THE FUTURE.

Since our inception, a significant portion of our operating losses have been due to professional services, including legal, consulting, financial advisory, and auditing services, in connection with the preparation and filing of the previous registration statement.  We believe that after the effectiveness of our previous registration statement, our expenses in professional services fees will reduce substantially, and given the current condition of our business growth, we will be able to use cash generated from operations to meet our short-term and long-term obligations in connection with business marketing, operation, and development. Although management does not think we need additional financing given the current condition of our business operations, in the event market provides us with opportunity for business expansion in large scale, we may need additional financing for business expansion.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If adequate additional financing is not available on acceptable terms, we may not be able to substantially expand our business operations.

WE MAY NOT BE ABLE TO MAINTAIN CURRENT STRATEGIC RELATIONSHIPS WITH OUR AFFILIATES AND DEVELOP OUR NEW STRATEGIC RELATIONSHIPS WITH NEW AFFILIATES.

We intend to expand our business via establishing Affiliates across the country, and a portion of our future growth is dependent upon new Affiliates which promote our concept and reputation. To date, we have established business relationships with approximately 18 WECOSIGNTM Affiliates. Currently, approximately 11% of our current approved applicants are referred to us by Affiliates. To attract Affiliates, for each successful application, we pay referral fees to an Affiliate in the amount of 30% of the initial application fee, and 10% of each established monthly fee from the client, not to exceed a 12 month period.

IF WE CANNOT BUILD OUR BRAND AWARENESS, WE MAY NOT BE ABLE TO MAINTAIN OUR COMPETITIVE POSITION IN THE MARKET.

Development and awareness of our brand will depend largely upon our success in increasing our customer base and potential referral sources through our Affiliates and Associates. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be adversely affected.

OUR CURRENT BUSINESS OPEARTIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER MR. FRANK JAKUBAITIS.

We have been heavily dependent upon the expertise and management of Mr. Frank Jakubaitis, our Chairman and Chief Executive Officer, and our future performance will depend upon his continued services.  The loss of Mr. Jakubaitis’ services could seriously interrupt our business operations. Although we have entered into an employment contract with Mr. Jakubaitis, pursuant to which Mr. Jakubaitis agrees to serve as our full time Chief Executive Officer commencing April 28, 2009 and Mr. Jakubaitis has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill our business plan.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

Although we have not encountered difficulties in the past in hiring qualified employees on acceptable terms, in the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new highly qualified members in the areas of customer service management, data analysis and the like. There is no assurance that we will be able to employ qualified persons on acceptable terms to support our business growth. Lack of qualified employees may adversely affect our business development and financial performance.

WE MAY INCUR ADDITIONAL EXPENDITURES TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules.

We estimate that it will cost us approximately $40,000 to retain a PCAOB approved accountant to audit and review our financial statements for our annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), additional $30,000 for legal fees for corporate and securities legal work to comply with rules and regulations implemented by the SEC, and approximately $10,000 to retain a transfer and Edgar agent. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

LICENSE(S) COULD BE REQUIRED ON THE STATE AND/OR FEDERAL LEVEL FOR OUR BUSINESS.

We are in the business of providing cosigning services to applicants that have defective credit seeking a place to live. We are not in the loan business, nor are we in the business of providing loss protection for property, places, or things. We only provide rental guarantees for applicants with defective credit on rental dwellings. We are not aware of any existing licensing requirements and have not been informed of any license qualification to date that would result in the necessity of obtaining any operating qualification license to provide our cosigning services by any state attorney general or Federal mandate. However, investors should be readily informed that in the event that a license should be required in any particular state or on a federal level, such license requirement could or would interrupt our business model in that state on a very significant level of operation resulting in the loss of income and/or profits or both, should we fail to qualify for such a license.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has smaller reporting company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Because WECOSIGN is a smaller reporting company, our senior management may not be able to implement all programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risk Related To Our Capital Stock

WE DO NOT INTEND TO PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Mr. Frank Jakubaitis beneficially owns approximately 96.44% of our capital stock with voting rights.  In this case, Mr. Jakubaitis will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable California law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”), and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

If market provides favorable expansion opportunities to our business, we may pursue substantial business expansion, and may need to obtain financing through issuance of our authorized but previously unissued equity securities, which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 125,000,000 shares of capital stock consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock.

There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTCBB.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

WECOSIGN is subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Item 1B.  Unresolved Staff Comments

There are no unresolved Staff Comments.

Item 2.  Properties

We lease approximately 1,800 square feet of office space located at 3400 West MacArthur Blvd, Suite I, Santa Ana, CA 92704 for our principal executive office. This lease extends through April 2010 and is currently at $1,200 per month.  The Company expects that the current leased premises will be satisfactory until the future growth of its business operations necessitates an increase in office space.  There is an ample supply of office space in the Orange County, California area and we do not anticipate a problem in securing additional space if necessary.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims against us that we believe will have a material adverse effect on our business, financial condition, or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended November 30, 2009.

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of November 30, 2009 is included as an unnumbered Item in Part I of this report in lieu of being included in the Company’s fiscal 2009 Proxy Statement.

Name	Age	Positions
Frank Jakubaitis	60	Chief Executive Officer, Majority Security Holder, Chairman of the Board and sole Director
Carlos Padilla	47	Chief Information Officer
Joseph Bennington	48	Chief Financial Officer

Our Executive Officers are elected annually by our sole Director and Chairman, Mr. Jakubaitis. All of our current executive officers are full-time employees and hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.   Additional information required by this item appears following PART III Item 10 of this report and is incorporated herein by reference.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

The Company’s common stock started trading February 16, 2010 on the Over-the-Counter Bulletin Board, under the trading symbol of “WECS”.  Because we are listed on the Over-The-Counter Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a NASDAQ market or other exchange.  To date, our common stock has not traded, thus no quotations exist.

Holders

According to records of our transfer agent, at November 30, 2009, we had 57 shareholders of record of our common stock.

Dividends

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

We do not have any stock options nor did we have any stock warrants granted as of November 30, 2009.

Purchases of Equity Securities

We made no purchases of our equity securities during the fiscal year ended November 30, 2009.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered Equity Securities during the fourth quarter of the year ended November 30, 2009.

Item 6. Selected Financial Data

Summary of Financial Information

The following selected financial data for the fiscal years ended November 30, 2009, 2008, and 2007 are derived from our audited financial statements. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes.

Summary of Statements of Operations Data

	Fiscal Year Ended
	November 30, 2009	November 30, 2008

Revenue	$142,820	$3,538
Cost of Revenue and Operating Expenses	803,348	184,404
Income (loss) from Operations	(660,528)	(180,866)
Other Income and Expenses	(3,383)	301
Net income (loss)	$(663,911)	$(180,565)
Net income (loss) per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Weighted average shares used in the computation of net income (loss) per share:
Basic	80,992,450	79,186,126
Diluted	80,992,450	79,186,126

Summary of Balance Sheets Data	November 30, 2009	November 30, 2008

Current Assets	$310,837	$7,180
Total Assets	348,350	17,383
Total Liabilities	224,461	67,198
Total Stockholders’ Equity (Deficit)	123,889	(49,815)
Total Liabilities Stockholders’ Equity (Deficit)	$348,350	$17,383

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.

Overview

We help prospective renters with poor credit by acting as their cosigner on an apartment or house rental agreement. We provide the service of acting as the guarantor for a renter by cosigning on their lease agreement in exchange for a monthly fee, enabling rental applicants with low FICO scores to bypass the strict qualifications that many property owners enforce. Landlords currently face high levels of vacancy in their properties because of the recent nationwide increase in apartment construction, along with a simultaneous decrease in the number of qualified rental applicants. Landlords predominantly use the FICO credit scoring system as a tool to screen potential tenants, since this has long been a widely accepted method of evaluation. This system saves landlords time by standardizing their application process and reducing personal interaction with renters, but it has also resulted in a growing number of applicants that fail to qualify for rental properties, since poor credit scores have become a problem for a large number of Americans in recent years.  We help both tenants and property owners solve the problem of poor credit in the rental market. We allow landlords to fill vacancies in their property without having to worry about an applicant's FICO score or their potential risk for default, and enables tenant with poor credit to qualify for properties that would otherwise reject them.

Targeted Customers: A majority of rental property owners rely on FICO credit scores to approve or deny their new applicants, and once a tenant has a blemish on their credit history it can be a struggle to improve their score and qualify for a lease.  Our customers are renters with imperfect credit that don't meet the strict requirements for a typical apartment application because of their low FICO scores. Our proprietary underwriting techniques allow the company to determine which applicants are likely to become financially responsible tenants, despite their inability to meet the necessary FICO requirements for a particular rental property. There are a variety of factors that can contribute to a rental applicant's negative FICO score including divorce, personal bankruptcy, or late bill payments. And often times just one of these factors can negatively affect someone's FICO score for years and make it extremely difficult to gain approval on a lease agreement for a rental property. We recognize that this score does not necessarily reflect the most current or accurate financial picture of a potential tenant, or their ability to pay the rent each month.

Operations: Our revenue comes from the collection of the application fee, and the monthly recurring service fee paid by approved customers currently living in rental housing. The application fee is $100 and the monthly service fee is 10% of a customer’s monthly rent plus $20. The applicant is responsible for paying rent to the property owner, and our service fee is collected directly from the applicant’s credit or debit card account on the 1st of each month. After one year, the applicant’s payment history is reviewed to determine if a cosigner is still necessary, or if we will continue to retain the applicant for another 12 months with a new fee structure reflecting a reduced or elevated concern of the applicant’s financial situation.  We currently have 139 approved customer accounts that we collect a service fee from each month, and new applications have increased by 15% monthly since the start of 2009. The twelve month average of new monthly applications exceeded 48 at $100 each as of the date hereof. Our total revenue has increased an average of 22% per month since November of 2008 and figures in recent months have exceeded 12%. We have developed and refined proprietary underwriting techniques to greatly reduce the risk of default among approved applicants.

Prospects: The future of the market for co-signing services in the United States appears strong for a variety of factors. Vacancy rates across the country are likely to stay at high levels as renters continue moving back in with family or other roommates in order to lower costs, leaving property owners with empty units. In addition, many current homeowners are now looking to rent their own unsold properties which will create even more vacancies in the rental market. Meanwhile, current unemployment rates and personal bankruptcies will create a large number of potential renters in the future that will suffer from low FICO scores and struggle to gain approval on many lease agreements. These factors point to an increasing need in the future among property owners to fill vacancies, while many renters will likely need assistance with their poor credit in order to successfully gain approval to live in these properties.  We plan to expand our operations nationwide through the WECOSIGN™ Affiliates and Associates in 2010.  There are currently 18 Affiliates and 32 Associates that are working to bring in new applicants around the country, and we plan to add an additional 30 Affiliates and 40 Associates through the end of 2010. This expansion, increased online traffic, and referrals from current customers and property owners are likely to help us reach our projected goals of 100 applications per month, and a total of 300 approved applicants living in rental properties by the end of 2010.  It takes an individual many years to substantially improve his or her FICO credit scores. Therefore, our market capacity will not materially shrink as the economy improves. Even if the economy improves, there will always be a need for our services since bad credit transcends all socioeconomic status.

Competition: We believe we are the first to market the business model of providing cosigning services for rental applicants, and have a trademark with the United States Patent and Trademark Office. Specifically, the trademark is a service mark that protects the name of WECOSIGN™ as being the first company that was engaged in providing cosigning services to tenants on a nationwide basis.  Although there are no barriers to entry to compete with us, our management is not aware of and our customers and Affiliates have not informed us of any competition currently providing cosigning services similar to ours.

Trademarks and Copyrights: WECOSIGNTM is now a U.S. Service Mark. We have not applied for a patent application for our propriety underwriting techniques and do not intend to do so at this time. Our management considers our service mark, and future similar intellectual property critical to our business, so we intend to take steps to protect our intellectual property rights. However, effective trademark and other intellectual property may not be available in every country where we intend to sell our products and services online.

Affiliates that house our applicant tenants: We intend to expand our business via establishing WECOSIGN.TM Affiliates across the country, and a portion of our future growth is dependent upon new affiliates which promote our concept and reputation. To attract Affiliates, for each successful application, we pay referral fees to an Affiliate in the amount of 30% of the initial application fee, and 10% of each established monthly fee from the client, not to exceed a twelve (12) months period.

To date, the number of application for our cosigning services stands at approximately 52 per month, after a running history of twelve months.

Critical Accounting Policies

Estimates: Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those primarily related to guarantee obligations, the fair value of stock-based compensation and valuations on deferred tax assets. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition: We generate revenue through subscriptions and recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, formerly Staff Accounting Bulletin No. 104, Revenue Recognition, which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.   Application fees received from customers during the underwriting process are fully refundable if the application is denied; such fees are included in the guarantee liability. Also upon closing, the Company records a receivable for the required payments due under the contract with a corresponding increase in the guarantee liability, which represents our stand-ready obligation. Additionally, all application fees are also recorded as a stand-ready obligation. Revenues are recorded when the four conditions are met, which is based on the period the guarantee lapses. When a tenant defaults and ceases to pay its monthly fees, revenue recognition is ceased and provision for loss is evaluated. If additional liability is required, we charged the expected loss to expense.

Cost of Revenue:  The Company's Cost of Revenue consists primarily of costs for tenant defaults, allocated salaries, allocated rent, and other expenses directly related to the production of Revenue.

Long-lived Assets: We continually monitor and review long-lived assets, including fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. If the sums of the cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

 Accounting for Income Taxes: We follow ASC 740-10, formerly SFAS No. 109, “Accounting for Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Upon incorporation, we adopted ASC 740-10-55, formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. The adoption and continued application did not have an impact on the Company’s financial statements.

Guarantees: The Company provides guarantees to landlords on behalf of their tenants.  Such guarantees generally cover the monthly rent payable by the tenant. The Company’s exposure to credit loss, in the event of nonperformance by the tenant, is represented by the amounts stipulated in the rental contract.  Commitments made by the Company to guarantee lease agreements are first approved through an underwriting process which is there to mitigate the risk of nonpayment by a tenant. The Company’s guarantees generally have fixed expiration dates which mirror the tenant’s lease term which range from six months to a year.  Since many of the guarantees are expected to expire without being drawn upon, the total guarantee amounts do not represent future cash requirements. The Company evaluates each customer’s credit and payment worthiness on a case-by-case basis. The landlord does not pay the Company a fee for the guarantee. Fees paid by tenants to the Company consist of up-front $100 application fee, a monthly service fee of $20, and a recurring monthly fee over the guarantee period, which is based on 10% of the monthly lease cost to the tenant. Application fees paid are fully refundable by the Company in the event an application is denied.

When we provide a guarantee to the landlord, we record the receivable for the payments to be received by us from the tenant.  We view this as our stand-ready obligation, which we believe represents the estimated fair value of such guarantees.  Additionally, all application fees are also recorded as a stand-ready obligation.  Changes in fair value of these guarantees will be recorded in operations.  We immediately charge-off all specific leases that have defaulted as an operating expense.  Additionally, at the end of the reporting period, we comply with the guidance in ASC 450-20-25 (formerly SFAS 5) and ASC 460-10 (formerly FIN 45) by reviewing all of our tenants under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses.

The Company obtains full recourse for its damages against the tenant under its assigned judgment agreement with the landlord. Recourse amounts include rental payments, processing fees and the Company’s legal fees incurred to obtain reimbursement. Per the Landlord Rental Payment Guarantee, the Company is not liable for any loss caused by or resulting from (a) constructive eviction (b) out of pocket costs incurred by the owner/agent, including but not limited to reasonable attorney’s fees, administrative fees, and management fees. In addition, the Company will have no obligation to provide a defense to /or defend the owner/agent against any claims made in connection with the lease. To date, we have not recorded a receivable for these potential reimbursements and, accordingly, any provision to establish liabilities is charged to expense.  We will assess our losses more precisely as we obtain additional information such that our provisions for losses are more closely aligned with our actual and expected losses.

Stock-Based Compensation: We follow ASC 718  Compensation – Stock Compensation, formerly SFAS No. 123(R), which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. ASC 718 requires an entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.  Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 718 (Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the service period.

Fees Paid to Affiliates: As of December 30, 2008, the Company began paying a $30 finder’s fee to affiliates for each approved application they refer to the Company. In addition, the Company pays the Affiliate 10% of each established monthly fee that is received from the tenant.  Fees paid to Affiliates amounted to approximately $1,864 during the twelve months ended November 30, 2009 and were expensed as Cost of Revenue since they were deemed insignificant. However, prospectively such costs will be capitalized and amortized over a period which is expected to be consistent with the related tenant revenue earned.

Results of Operations

Twelve months ended November 30, 2009 compared to the twelve months ended November 30, 2008. .  The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

	Fiscal Year Ending		Period-to-Period $ Change	Period-to-Period Percentage Change
	2009	2008	2009 to 2008	2009 To 2008

Revenues	$142,820	$3,538	$139,282	3937%

Cost of Revenue	104,350	16,181	88,169	545%
Gross Profit (Loss)	38,470	(12,643)	51,113	404%
Operating Expenses:
G. &A. Professional Fees	243,286	8,336	234,950	3818%
G. & A. Salaries	280,658	91,163	189,495	208%
G. & A. Other	95,280	46,783	48,497	104%
G.&A. Subtotal	619,224	146,282	472,942	323%
Sales and Marketing	79,774	21,941	57,833	264%
Total Operating Expenses	698,998	168,223	530,775	316%
Loss from Operations	(660,528)	(180,866)	479,662	265%
Other Income & Expense:
Other Income	1,570	495	1,075	217%
One-Time Interest Expense	(4,953)	(194)	4,759	2,453%
Total Other Income and (Expense)	(3,383)	301	3,684	1,224%

Net Income (Loss)	$(663,911)	(180,565)	483,346	268%
Net Loss Per Common Share – Basic & Dilutive	(0.01)	(0.00)	(0.01)
Weighted Average Number of Common Shares	80,992,450	79,186,126	1,806,324	2%

Employees at fiscal year-end	7	2

Executive Summary

The Company reported a net loss of $663,911 or $.01 per common share, for 2009, which included gross profit of $38,470. As of November 30, 2009, the Company’s accumulated deficit totaled $924,726. During the fiscal year 2009, the Company used $528,908 of cash for operations. At February 22, 2010, we had cash and cash equivalents of approximately $107,000 and accounts payables of approximately $25,000.  We will continue to review and evaluate various marketing strategies to increase sales and other alternatives to streamline our operations, improve efficiencies and reduce costs.

Revenue:  During the twelve months ended November 30, 2009, we generated $142,820 in revenues. The increase in revenues from the comparable 2008 was directly related to the commencement of operations subsequent to that period.

Cost of Revenue:  Our cost of revenue was $104,350 during the twelve months ended November 30, 2009, which primarily consisted of guarantee obligations reserves for defaulting tenants, underwriting payroll, and facilities.  This increase is primarily attributable to the commencement of operations.

General and Administrative:  Our general and administrative professional fees of $243,280 during the twelve months ended November 30, 2009, primarily consisted of fees incurred in connection with preparing the Company’s registration statement. During the twelve months ended November 30, 2009, professional fees consisted of $88,000 to Triton Capital for investment banking services, and $65,000 in cash and $25,000 in common stock to Anslow & Jaclin, LPP for legal services rendered. Additional professional fees paid during the fiscal year ending November 30, 2009 amounting to approximately $56,000 for audit and review services. Our general and administrative consisted of allocated salaries of approximately $281,000. Additional amounts primarily consisted of supplies, depreciation, allocated rent and utilities.  The total general and administrative increase of $472,942, or 323%, between the twelve months ended November 30, 2009 the same period in 2008 was primarily attributable to the increase in expense due to fees incurred in connection with preparing the Company’s registration statement and the commencement of operations.

Sales & Marketing:  Our Sales & Marketing expense of $79,774 during the twelve months ended November 30, 2009, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The increase of $57,833, or 264%, between the twelve months ended November 30, 2009 the same period in 2008 was primarily attributable to the increase in staffing due to the commencement of operations.

 Liquidity and Capital Resources

During the twelve months ended November 30, 2009, we have generated cash from financing activities totaling approximately $752,615 in the form of equity securities and capital contributions. Although we intend to fund our future growth with equity financing, we may have to curtail our operating plans and rely on funds to be generated from operations if we are unable to raise such capital. We fully expect to significantly improve upon our prior 2009 performance with an increased penetration of the large national rental market, further penetrate their existing property management customer base, develop streamlined screening processes, and taking steps to identify and eliminate all other non-essential operating costs. Based upon our 22% average monthly growth rate we are projecting profitable operations by second quarter 2010.  In the mean time, we may require additional equity as well as reductions of expenses, including officer’s compensation, to reduce overhead. We will continue to monitor our expenditures and cash flow position and we are presently long-term debt free. We do not believe that we shall be forced to enter into any long or short term debt arrangements.

	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008

Net cash used in operating activities	$(528,908)	$(67,953)
Net cash used in investing activities	(34,185)	(11,567)
Net cash provided by financing activities	752,615	85,700
Net increase in cash and equivalents	189,522	6,180
Cash and equivalents, beginning of period	6,180	-
Cash and equivalents, end of period	$195,702	$6,180

Operating Activities:

Cash used in operating activities was $528,908 for the twelve months ended November 30, 2009 compared to $67,953 for the same period in 2008. Operating cash flows for both periods reflect primarily our net loss for both periods with minimal non-cash add backs related to the fair value of common stock issued for services, services contributed and depreciation.  During the first quarter of 2010 and thereafter, we expect to greatly reduce our cash used in operations.

Investing Activities:

Cash used in investing activities was $34,185 for the twelve months ended November 30, 2009 compared to $11,567 for the same period in 2008. Investing cash flows for both periods reflect primarily purchases of capital assets, such as furniture and fixtures, used in our operations.

Financing Activities:
Cash provided by financing activities were $752,615 for the twelve months ended November 30, 2009 compared to $85,700 for the same period in 2008. Cash flows provided during the twelve months ended November 30, 2009, related to proceeds received under convertible notes payable of $253,000, proceeds from the sale of our common stock of $329,615, and proceeds from the Company CEO’s capital contribution of $150,000. These funds were needed to fund our operations and retain a minimum level of liquidity.

Contractual Obligations and Contingent Liabilities and Commitments:  The Company leases its facility under non-cancelable operating lease arrangements for office space to serve as its corporate office in Santa Ana, California. The lease will expire at April 29, 2010 and has a rental rate of approximately $1,200 per month. The lease agreement required a security deposit of $1,200.  The following table summarizes future minimum payments for this lease as of November 30, 2009:

	FY 2010	FY 2011	FY 2011
Operating Leases	$6,000	$0	$0

Off-Balance Sheet Arrangements:  We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk.

Item 8.  Financial Statements And Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.  Changes In And Disagreements with Accountants On Accounting  And Financial Disclosure

Not applicable.

Item 9A.  Controls And Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of November 30, 2009, we are in the process of assessing the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on our preliminary evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to the size of the deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as November 30, 2009 and communicated the matters to our management.   Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control:  There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s  last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls:  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons:  Pursuant to General Instruction of Form 10-K, the following list of executive officers of the Company as of November 30, 2009 is included here in this report in lieu of being included in the Company’s fiscal 2009 Proxy Statement.

Name	Age	Positions	Year Joined
Frank Jakubaitis	60	Chief Executive Officer, Majority Shareholder, Chairman of the Board and sole Director	2005

Carlos Padilla III	47	Chief Information Officer	2005

Joseph Bennington	48	Chief Financial Officer	2009

The Executive Officers were elected annually by our sole Director and Chairman, Mr. Jakubaitis.  The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements.  Currently we have only two officers and one director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.  All of our current executive officers are employees and hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Frank Jakubaitis, Age 60, Chairman and Chief Executive Officer:  Mr. Jakubaitis has been serving as our Chairman and CEO since 2005. From 2000 to 2005, Mr. Jakubaitis developed an acrylic based multi-color book shelf speaker. This company and its intellectual property were later sold to a wakeboard speaker company in 2004.   From 1995 to 1999 he was employed by “e-books in a box,” where he developed digital rights management for MP-3 files that applied new water mark techniques.   In 1995, Mr. Jakubaitis developed what is known today as the “Apple Pre-Paid Music Card” and filed a patent on his creation.  In 1992, he pioneered and developed magnetic ID cards for the automobile insurance industry and received a publisher’s honorable award in the “Insurance Journal” for that year.  Mr. Jakubaitis is a fellow member of the Audio Engineering Society, Member of the Institute of Electrical and Electronics Engineers, and Member of the United Inventors Association of the United States. Mr. Jakubaitis attended law school in California.

Carlos Padilla III, Age 47, Chief Information Officer:  Mr. Padilla has been serving as our Chief Information Officer since 2005. From 1997 to 2007, Mr. Padilla worked with Rockwell Semiconductor Systems, Conexant Systems Inc., Mind-Speed Technologies Inc., and Skyworks Solutions Inc.  While at Rockwell Semiconductor Systems, he tested software and hardware for the V.32, V.90 and the K56Flex fax modem.  During his time with Conexant Systems Inc., he was a member of the technical staff that implemented semiconductor manufacturing and test facilities in Latin America.  His experience at Mind-Speed Technologies Inc., and Skyworks Solutions Inc. included implementing and maintaining the intra-corporate computing network. Mr. Padilla attended the University of California Irvine where he graduated Cum Laude with a Bachelor of Science degree in Electrical Engineering.  He also continued his Graduate studies in VLSI design, advanced programming, business logistics and communications technologies.

Joseph Bennington, Age 48, Chief Financial Officer:  Mr. Bennington has been our Chief Financial Officer since October 2009. Mr. Bennington, from 1989 until joining us, provided financial and accounting services to public & private companies, including Sarbanes Oxley Section 404 compliance, SEC and financial reporting, budgeting and forecasting, and systems implementation and conversion.  The various leadership positions he served included Chief Financial Officer of Future Estates L.H., and Controller of J.H.Snyder & Co, a real estate company with $1 billion in annual revenue.

Mr. Bennington began his career at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) where he directed several audits of Fortune 500 to Entrepreneur enterprises.  Mr. Bennington graduated with a degree in Business Administration, with a concentration in Accounting, from the University of Southern California (USC) and is a currently licensed as an active Certified Public Accountant in the State of California.  He has over 24 years of accounting and financial reporting experience.

Corporate Governance
We seek to follow best practices in corporate governance in a manner that is in the best interests of our business and stockholders. Our current corporate governance principles, including the Code of Ethics and the charters of each of the committees of our Board of Directors are all available upon request. We believe we are in compliance with the corporate governance requirements imposed by the Sarbanes-Oxley Act and the Securities and Exchange Commission. We will continue to modify our policies and practices to meet ongoing developments in this area.

Board Committees
Our board of Directors will eventually have an Audit Committee and Compensation Committee.

Audit Committee- The Company will have a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The Company is seeking to add new members to the Board of Directors to fulfill the function of financial expert and independent pursuant to Item 402 (a) of Reg. S-B. The Audit Committee has responsibility for, among other things: monitoring the integrity of our accounts, ensuring that they meet statutory and associated legal and regulatory requirements and reviewing significant financial reporting judgments contained; monitoring announcements relating to our financial performance; monitoring the effectiveness of internal financial controls; making recommendations to the Board, regarding the appointment, re-appointment and removal of the external auditors, as appropriate; approving the remuneration and terms of engagement of the external auditors; monitoring and reviewing the external auditors’ independence and effectiveness of the audit process; developing policy for an pre-approval of the external auditors to supply non-audit services; reviewing the operation of the risk management process; and reviewing arrangements by which staff may raise complaints regarding financial reporting or other matters.

Compensation Committee- The Company is seeking to add new members to the Board of Directors to fulfill the function of the Compensation Committee.  These new independent directors, will consult generally with management on matters concerning executive compensation. It will make recommendations on compensation generally, CEO salary, bonus awards, and supplemental compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than five percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC”). Specific due dates have been established by the SEC, and the Company is required to disclose in this Information Statement any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2008 fiscal year transactions, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and five-percent beneficial owners for such fiscal year.

Directors’ Fees

Wecosign will compensate its future non-employee Directors for their services on the Board of Directors with a standard option to purchase shares of common stock. Each outside director shall receive stock options for services on a case-by-case basis to be determined by the Company’s Chief Executive Officer and the board of directors.

Code of Ethics

We will post the Company’s Code of Ethics on our web site located at www.WECOSIGN.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its web site.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth the annual and long-term compensation received in each of the last three fiscal years by our Executive Officers.

	Annual Compensation					Long Term Compensation
Name and Principal Executive Officer Position	Fiscal Year	Salary		Bonus		Shares of Common Stock Underlying Stock Options and Warrants	Non-equity Incentive Plan Compensation	Non qualified deferred compensation Earnings	Fair value of services contributed for Stock	Total ($)
Frank Jakubaitis (1) Chairman and Chief Executive Officer	2009 2008	$ $	98,147 70,000	$ $ $	-- -- --	-- -- --	-- -- --	-- --	$40,000 -- --		$138,147 $70,000
Carlos Padilla III (2) Chief Information Officer	2009 2008	$ $	17,065 0	$ $ $	-- -- --	-- -- --	-- -- --	-- --	-- -- --	$ $	17,065 0
Joseph Bennington(3) Chief Financial Officer	2009 2008	$ $	11,947 0	$ $	-- --	-- --	-- --	-- --	-- --	$ $	11,947 0
Jeff Padilla (4) Prior Chief Financial Officer	2009 2008	$ $	19,631 0	$ $	-- --	-- --	-- --	-- --	-- --	$ $	19,631 0
(1)  Mr. Jakubaitis founded the Company in 2005 (incorporated in California November 2007).
(2)  Mr. Padilla joined the Company in 2005.
(3)  Mr. Bennington joined the Company October 2009.
(4)  Mr. Padilla has CFO from May 2009 to October 2009.

Employment Agreements

We have entered into employment agreement with Messrs Frank Jakubaitis and Joseph Bennington.

Employment Agreement with Mr. Frank Jakubaitis
Pursuant to our employment agreement with Mr. Jakubaitis, Mr. Jakubaitis agreed to serve as our full-time Chief Executive Officer and Chairman commencing May 1, 2009. In considered for his services, we agreed to pay Mr. Jakubaitis a base salary at the rate of $166,800, payable in accordance with the regular payroll practices of the Company. In addition, we shall pay or reimburse Mr. Jakubaitis for all necessary and reasonable expenses incurred or paid by Mr. Jakubaitis in connection with his performance of the services under the employment agreement.  In the event that Mr. Jakubaitis is prevented from performing his usual duties for a period of three consecutive months, or for shorter periods aggregating more than four months in any 12 month period by reason of physical or mental disability, we shall nevertheless continue to pay full salary up to and including the last day of the third consecutive month of disability, but we may at any time on or after such date elect to terminate this employment agreement.

Employment Agreement with Mr. Joseph Bennington
Pursuant to our employment agreement with Mr. Joseph Bennington, Mr. Bennington agreed to serve as our full-time Chief Financial Officer at an annual gross starting salary of $83,000 to be paid on the first and fifteenth day of each month. The employment may be terminated without reason at any time without salary adjustments or severance payment.  In connection with employment, Mr. Bennington entered into a Non-Disclosure Agreement with respect to the disclosure of certain proprietary and confidential information contained in our private placement memorandum, associated affiliate documents and certain published proprietary business architecture and/or models.

Our filed Registration Statement S-1/A dated December 2, 2009 contains a copy of the Employment Agreements with the Wecosign Officers as Exhibit 10.9 through 10.12. There have been no material changes to the Officer employment agreement described in our Registration Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of November 30, 2009, the Company did not have any shares reserved, stock options, stock warrants, or other rights (having the power to vote or the power to transfer) to acquire common stock that are exercisable currently or become exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures-   All reportable related person transactions and potential conflict of interest situations must be reviewed and approved by the Audit Committee. In determining whether to approve such transactions, the Audit Committee will take into account, among other factors and information it deems appropriate:  the related person's relationship to Wecosign and interest in the transaction; the material facts of the transaction; the benefits to Wecosign of the transaction; and an assessment of whether the transaction is (to the extent applicable) in the ordinary course of business, at arm's length, at prices and on terms customarily available to unrelated third party vendors or customers generally, and whether the related person had any direct or indirect personal interest in, or received any personal benefit from, such transaction.

Transactions with Related Parties- We intend to enter into, indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under California law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers. In November 2009, Mr. Jakubaitis made a capital contribution of $150,000. No additional shares of common stock will be issued to him as a result of this contribution.

On May 1, 2009, we entered into an agreement with Mr. Jakubaitis, pursuant to which, we agreed to pay Mr. Jakubaitis an annual salary in the amount of $166,800 during the term of the employment, commencing  May 1, 2009,  in consideration for his continued service to be rendered as our Chief Executive Officer and Chairman.

In April 2009, we issued an aggregate of 1,092,000 shares of our common stock, valued at $273,000 to Kazumi O. Devries, Carlos Padilla Jr., Julius Rizzotti, Walter J. Skibicki, Sylvia Vasquez and Gene Kinum Trust as payment for the loan they tendered to us in April 2009.  Carlos Padilla Jr. is the father of Carlos Padilla III. Carlos Padilla III is our employee and is our Chief Information Officer.  On March 5, 2008, we entered into a transaction to purchase the 2001 PT Cruiser from Mr. Jakubaitis to be used as a company car for outside sales executives for a sum of $5,500. The first payment in the amount of $1,500 was paid on March 5, 2008, and the second payment in the amount of $4,000 was paid on March 19, 2008.

On November 30, 2007, we purchased a 25 station telephone system from Mr. Jakubaitis for our principal executive offices in Santa Ana in consideration for a sum $7,500 payable to Mr. Jakubaitis over a period of time.

On November 24, 2007, we issued an aggregate of 79,000,000 shares of our common stock to Mr. Jakubaitis, our CEO and Chairman in consideration for his contribution consisting of (a) creating the business concept of WECOSIGN™, (b) services in connection with incorporating the company; (c) transference of all his right, title and interest in the website www.wecosign.com; (d) services in connection with the application of the trademark WECOSIGN; and (e) services of assuming the position of our Chief Executive Officer(f) services of authoring all of the printed matter for the firms operation along with developing the necessary credit examination system.

Director Independence- A director will qualify as an "independent director" under applicable rules of The NASDAQ Stock Market, Inc. ("NASDAQ") if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board will determine that all of our directors satisfy the current "independent director" standards established by NASDAQ.  Each director serving on any of our committees will be determined by our Board to be independent, and the members of the Audit Committee of our Board (the "Audit Committee") also meet the more stringent independence requirements established by Securities and Exchange Commission ("SEC") rules applicable to audit committees. Our Board will determine that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. There will be no family relationships among any of the directors or executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

The Company currently does not have an Audit Committee. It is the responsibility of Frank Jakubaitis, Chairman & Sole Director, to select and retain an independent registered public accounting firm for all audit and non-audit services.  Mr. Jakubaitis has appointed dbbmckennon as our independent auditors for the Company’s fiscal year ending November 30, 2009. Stockholder ratification of the selection of independent auditors is not required by the Company’s Bylaws or otherwise.

The following is a summary of the aggregate fees billed for professional services by the Company’s principal accountants for the audits and reviews of our financial statements and registrations statement.

	2009	2008

Audit, reviews, and registration statement fees	$36,125	$--
Tax consulting and other fees	--	--
Total	$36,125	$--

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements- See Index to Financial Statements and Schedules on page F-1 (referenced below).

(2)
Financial Statement Schedules - See Index to Financial Statements and Schedules on page F-1. All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

	(3)	Exhibits - The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation *

3.2	By-Laws*

10.1	Lease Agreement between WECOSIGN, INC. and Adams Properties dated May 29, 2008 *

10.2	Lease Renewal Agreement WECOSIGN, INC. and Adams Properties dated May 29, 2009*

10.3	Sample Application Form*

10.4	Contract with Applicant*

10.5	Standard Tenant Agreement*

10.6	Standard Rental Payment Guarantee Agreement with Associates*

10.7	Standard Rental Payment Guarantee Certificate*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).**

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.**

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.**

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.**

* Filed as Exhibits to the Form S-1/A filed on December 2, 2009 and incorporated herein by reference.
** Filed Electronically as Exhibits attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2010.

WECOSIGN, INC.

By:	/s/ Frank Jakubaitis
Name: Frank Jakubaitis Position: Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of WECOSIGN constitute and appoint Frank Jakubaitis and Joseph Bennington, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Frank Jakubaitis	Chief Executive Officer, Chairman	February 28, 2010
Frank Jakubaitis	(Principal Executive Officer)

/s/ Carlos Padilla III	Chief Information Officer	February 28, 2010
Carlos Padilla III

/s/ Joseph Bennington	Chief Financial Officer	February 28, 2010
Joseph Bennington	(Principal Financial Officer)

WECOSIGN™

FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2009 AND 2008

INDEX TO FINANCIAL STATEMENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF NOVEMBER 30, 2009 AND 2008

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

PAGE	F-5	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

PAGE	F-7	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
WeCoSign Inc.

We have audited the accompanying balance sheets of WeCoSign, Inc. (the “Company”), as of November 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WeCoSign, Inc. as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ dbbmckennon

Newport Beach, California
February 28, 2010

WECOSIGN™
BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND 2008

	As of	As of
	November 30,	November 30,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$195,702	$6,180
Prepaids and other current assets	12,964	1,000
Accounts receivable	102,171	-
Total Current Assets	310,837	7,180

Property, equipment and trademark, net of accumulated amortization	35,117	7,807
Other assets	2,396	2,396

TOTAL ASSETS	$348,350	$17,383

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$46,928	$16,010
Accrued liabilities	25,580	6,522
Advances due to related party	-	20,302
Stand- ready obligations (deferred revenues - Notes 1 & 5)	131,763	3,092
Guarantee liabilities (Notes 1 & 5)	20,190	1,272
Total Current Liabilities	224,461	47,198

LONG TERM LIABILITIES:
Convertible notes payable	-	20,000

Total Liabilities	224,461	67,198
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock; $0.001 Par Value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock; $0.001 Par Value; 100,000,000 shares authorized;
81,932,600 and 79,276,000 shares issued and outstanding
at November 30, 2009, November 30, and 2008, respectively	81,933	79,276
Additional paid-in capital	966,682	131,724
Accumulated deficit	(924,726)	(260,815)

Total Stockholders’ Equity (Deficit)	123,889	(49,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$348,350	$17,383

See notes to accompanying financial statements

WECOSIGN™
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008

REVENUE	$142,820	$3,538
Cost of Revenue – (Notes 1 & 5)	104,350	16,181

Gross Profit (Loss)	38,470	(12,643)

OPERATING EXPENSES:

General and administrative	619,224	146,282
Sales and marketing	79,774	21,941

TOTAL OPERATING EXPENSES	698,998	168,223

LOSS FROM OPERATIONS	(660,528)	(180,866)

OTHER INCOME AND EXPENSE:
Other income	1,570	495
Interest expense	(4,953)	(194)

TOTAL OTHER INCOME (EXPENSES)	(3,383)	301

NET LOSS	$(663,911)	$(180,565)

NET LOSS PER COMMON SHARE – BASIC AND DILUTIVE	$(0.01)	$(0.00)
Weighted Average Number of Shares	80,992,450	79,186,126

See notes to accompanying financial statements

WECOSIGN™
STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

					TOTAL
			ADDITIONAL		STOCKHOLDERS'
	COMMON STOCK		PAID-IN	ACCUMULATED	EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)

Balance at November 30, 2007	79,000,000	$79,000	$-	$(80,250)	$(1,250)
Fair value of services contributed	-	-	66,300	-	66,300
Common stock issued for cash	276,000	276	65,424	-	65,700
Net loss	-	-	-	(180,565)	(180,565)
Balance at November 30, 2008	79,276,000	79,276	131,724	(260,815)	(49,815)
Fair value of services contributed	-	-	40,000	-	40,000
Common stock issued for cash	1,464,600	1,465	348,150	-	349,615
Common stock issued for conversion of convertible notes payable	1,092,000	1,092	271,908	-	273,000
Common stock issued for services	100,000	100	24,900	-	25,000
Capital contribution from C.E.O.	-	-	150,000	-	150,000
Net loss	-	-	-	(663,911)	(663,911)
Balance at November 30, 2009	81,932,600	$81,933	$966,682	$(924,726)	$123,889

See notes to accompanying financial statements

WECOSIGN™
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008

Cash flows from operating activities
Net loss	$(663,911)	$(180,565)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	6,875	1,364
Fair value of services contributed	40,000	66,300
Fair value of common stock issued for services	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(102,172)	-

Prepaids and other current assets	(11,964)	(1,000)
Accounts payable	30,918	14,760
Accrued liabilities	19,059	7,314
Guarantee liabilities (unearned revenues)	147,589	3,572
Advances due to related party	(20,302)	20,302

Net cash used in operating activities	(528,908)	(67,953)

Cash flows from investing activities:
Purchases of property and equipment	(34,185)	(9,171)
Other assets	-	(2,396)

Net cash used in investing activities	(34,185)	(11,567)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	253,000	20,000
Proceeds from CEO capital contribution	150,000	-
Net proceeds from issuance of common stock	349,615	65,700

Net cash provided by financing activities	752,615	85,700

Net increase in cash and equivalents	189,522	6,180
Cash and equivalents, beginning of year	6,180	-

Cash and equivalents, end of year	$195,702	$6,180

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$4,953	$-
Income tax	$-	$-

Non-cash investing and financing activities:

Common stock issued for convertible notes payable	$253,000	$-

See notes to accompanying financial statements

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History
WeCoSign, Inc. (the “Company,” “we” or “us”) incorporated on November 24, 2007 in the state of California. The Company’s sole business purpose is to charge a monthly service fee to applicants of rental properties in exchange for cosigning on their apartment or rental home lease agreements. This service guarantees the rent to the landlord each month. The service provided by the Company reduces vacancy and risk for landlords, while helping tenants with poor credit scores live in their desired apartment or rental house. The Company is based in Santa Ana, California where their proprietary underwriting techniques evaluate the potential risk of an applicant by looking beyond typical screening methods like FICO credit scores. Approved applicants are responsible for paying rent to their landlord, and paying an additional monthly service fee to the Company based on a percentage of their rent. By allowing the Company’s approved tenants to live in their properties, landlords are guaranteed to receive the rent even if that tenant defaults on their lease agreement. After one year, the landlord re-evaluates the tenant's payment history to determine if a co-signer is still required on the lease, and if the tenant is determined to be in good standing then the Company’s monthly service fee is no longer applied. If the tenant is marginal, the Company will stay on the lease for an increased monthly fee. This condition alone is incentive for the tenant to make his payments timely. The Company has presently signed 18 major apartment management firms across the country representing almost 1 million individual apartment complexes across the country.

Managements’ Plans
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred operating losses and used cash from operations. During the year ended November 30, 2009, the Company funded losses from proceeds from an equity offering and convertible notes totaling $602,615. In addition, the Company's Chief Executive Officer contributed additional capital of $150,000 in November 2009. The future of the Company is dependent upon its ability to achieve profitable operations and cash flows. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. With the cash on hand at February 22, 2010, we have approximately $107,000 of available liquidity. We intend to fund our future growth over the next 12 months with funds generated from operations, based upon our 22% average monthly growth rate, we are projecting cash flow neutral by second quarter of 2010. Over the short term, our CEO will arrange short-term liquidity if necessary. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and guarantee obligations, our relative levels of debt and equity, and the overall condition of the credit markets.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management reviews its estimates on an on-going basis, including those primarily related to guarantee obligations, the fair value of stock-based compensation and valuations on deferred tax assets. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Contributed Services
The Company records the estimated fair value of contributed services by a shareholder.  If a principal stockholder's intention is to enhance or maintain the value of his investment by entering into such an arrangement, the corporation is implicitly benefiting from the plan by retention of, and possibly improved performance by, the employee. In this case, the benefits to a principal stockholder and to the corporation are generally impossible to separate. Similarly, it is virtually impossible to separate a principal stockholder's personal satisfaction from the benefit to the corporation." As a result, the Company records these transactions to operations with an offset to additional paid-in capital.

Fair Value of Financial Instruments
The carrying amounts (or in the case of notes payable, the face value) of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value because of the short-term maturity of these items.  Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, Accounting Standards Codification (“ASC”) 825, formerly Statement of Financial Accounting Standards (“SFAS 157”), “Fair Value Measurements”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 – Observable inputs that reflect quoted (unadjusted) prices for identical assets in active markets.
•	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
•	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company did not have any level 3 instruments at November 30, 2009.

Concentrations of Credit Risk - Cash
The Company maintains its cash accounts in a commercial bank. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 until December 31, 2010.  At times, the Company could potentially have cash deposits in excess of federally and institutional insured limits.

Cash Equivalents
For the purpose of the accompanying financial statements, all highly-liquid investments with an original maturity of three (3) months or less are considered to be cash equivalents.

Guarantees
The Company provides guarantees of monthly rental payments to landlords on behalf of their tenants.  The Company’s exposure to credit loss, in the event of nonperformance by the tenant, is represented by the amounts stipulated in the rental contract, which have fixed expiration dates that mirror the tenant’s lease term ranging from six months to one year. Commitments made by the Company to guarantee lease agreements are first approved through an underwriting process to mitigate the risk of nonpayment by a tenant. Since many of the guarantees are expected to expire without being drawn upon, the total guarantee amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit and payment worthiness on a case-by-case basis.  The landlord does not pay the Company a fee for the guarantee. Fees paid by tenants to the Company consist of an up-front $100 application fee and a recurring monthly fee over the guarantee period which is based on 10% of the monthly lease cost to the tenant.  Application fees paid are fully refunded by the Company in the event an application is denied.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Tenants are required to provide the Company authorization to charge their credit card or bank account through an ACH debit on the first of each month. In the event tenant stops payment or has non-sufficient funds in their account, the Company remains obligated under the guarantee with the landlord. To date, such payment deficiencies were not material. In the event of a default by a tenant, the landlord is required to file an eviction notice to trigger the guarantee. The landlord must also take all necessary actions to mitigate the Company’s damages and seek a judgment against the tenant. The Company obtains full recourse for its damages against the tenant under its assigned judgment agreement with the landlord. Recourse amounts include rental payments, processing fees and the Company’s legal fees incurred to obtain reimbursement.

When an account defaults, management records an additional estimate for its contingent loss, with the excess expected loss recorded as a charge to expense. Some of the factors to determine the contingent liability include actual defaults re-lease terms of rental units, and monthly rents. To date, losses and related reimbursements have been minimal. Management will continuously monitor its assumptions as more historical data are collected by them. See Note 5 for further discussion on  ASC 450-20-25 (SFAS 5) and ASC 460-10 (FIN 45). Any re-measurement of the guaranty liability will recorded as an operating expense. In the event the Company has a gain, the re-measurement would be recorded as other income. Also, see revenue recognition note below.

Website Development Costs
Under ASC 350-50, formerly Emerging Issues TaskForce Statement 00-2, Accounting for Web Site Development Costs”, costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under ASC 350-50, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit.

Impairment of Long-Lived and Purchased Intangible Assets
The Company has adopted ASC 360-10-35 formerly SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10-35 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition
The Company generates revenue through subscriptions and recognizes revenue in accordance with ASC 605, formerly Staff Accounting Bulletin No. 104, Revenue Recognition, which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based are based on management's judgments regarding the fixed nature of the selling prices of the guarantees provided and the collectability of those amounts.  Application fees received from customers during the underwriting process are fully refundable if the application is denied; such fees are included in the guarantee liability. Also upon closing, the Company records a receivable for the required payments due under the contract with a corresponding increase in the guarantee liability, which represents our stand-ready obligation.    Revenues are recorded when the four conditions are met, which is based on the period the guarantee lapses. When a tenant ceases to pay its monthly fees, revenue recognition is ceased and provision for loss is recorded. When an actual loss is expected to exceed the remaining amount recorded upon the initial stand ready obligation, an additional liability estimate is made and is charged to expense.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Provisions for discounts are not granted; however, if provided for in the future, the adjustment would reduce amounts due and the initial stand-ready guarantee liability.  To date, no discounts have been granted.

Fees Paid to Affiliates
As of December 30, 2008, the Company began paying a $30 finder’s fee to Affiliates for each approved application they refer to the Company.  In addition, the Company pays the Affiliate 10% of each established monthly fee that is received from the tenant.  Fees paid to Affiliates amounted to approximately $1,864 during the year ended November 30, 2009 and were expensed as Cost of Revenue since they were deemed insignificant.  However, prospectively such costs will be capitalized and amortized over a period which is expected to be consistent with the related tenant revenue earned.

Advertising Costs
The Company expenses all costs of advertising as incurred.  The Company expensed $31,823, and $7,636 of advertising costs during the years ended November 30, 2009 and 2008, respectively.

Stock-Based Compensation
The Company follows ASC 718  Compensation – Stock Compensation, formerly SFAS No. 123(R)), which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees.  ASC 718 requires an entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's statement of operations.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 718 (EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the service period.

Income Taxes
The Company follows ASC 740-10, formerly SFAS No. 109, “Accounting for Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

 WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Upon incorporation, the Company adopted ASC 740-10-55, formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. The adoption and continued application did not have an impact on the Company’s financial statements.

Loss Per Share
Basic earnings per share are calculated by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share are calculated by adjusting the weighted-average number of common shares outstanding to reflect the effect of potentially dilutive securities including convertible debt. In addition, adjustments are made to income available to common stockholders in these computations to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. For the year ended November 30, 2008, the Company excluded 80,000 shares which relate to the conversion of convertible notes payable from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaced FAS 141. SFAS 141(R), which has been codified into ASC 805, establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SECs approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, (“SFAS 165”), which was codified in ASC 855, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 during the fiscal year ended November 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, February 26, 2010, see additional disclosures on Note 9 on page F-17.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards.

 In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets which was codified in ASC 350-30.   ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under former SFAS No. 142, Goodwill and Other Intangible Assets.  This standard improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard will have a material impact on its results of operations and financial position.

Note 2 – Property, Equipment, & Trademark

Property, equipment, and trademark are recorded at cost and depreciation/amortization are provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Vehicle	three years
Equipment	three to five years
Furniture	ten years
Website	three years

Trademarks are not amortized.

Property, equipment, and trademark as of November 30, 2009 and November 30, 2008 consisted of the following:

	November 30,	November 30,
	2009	2008

Vehicle	$5,000	$5,000
Office equipment	21,408	-
Furniture and trademark	12,827	1,172
Website	4,121	2,998
Total property and equipment	43,356	9,170
Accumulated depreciation and amortization	(8,239)	(1,363)
Net property, equipment and trademark	$35,117	$7,807

The cost of maintenance and repairs is charged to expense as incurred.  When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation/amortization are removed from the accounts and any gain or loss is reflected in the statement of operations.  During the years ended November 30, 2009 and 2008 we had depreciation expense of $6,875 and $1,364, respectively.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Management assesses the recoverability of property, equipment and trademark by determining whether the depreciation and amortization of the above described assets over its remaining life can be recovered through projected undiscounted future cash flows.  The amount of property, equipment, and trademark impairment if any, is measured based on fair value and is charged to operations in the period that such impairment is determined by management.  As of November 30, 2009 and 2008, management believes that there is no impairment of property, equipment, and trademark.

Note 3 – Accrued Liabilities

Accrued Liabilities as of November 30, 2009 and 2008 consisted of the following:

	November 30,	November 30,
	2009	2008

Accrued salaries liability	-	1,665
Interest payable liability	-	194
Accrued payroll and taxes liability	25,581	4,663
Total Accrued Liabilities	$25,581	$6,522

Note 4 – Convertible Notes Payable

During the year ended November 30, 2008, the Company entered into convertible notes payable agreements (the “Notes”) with two individuals for proceeds totaling $20,000.  The Notes were due one year from issuance and incurred interest at a rate of 10% per annum. In addition, the holder had the option to convert into common stock at a rate of $0.25 per share until redemption. At the time of issuance, the Company determined there was no beneficial conversion feature as the conversion price was the same as the price in which the Company was selling its common stock under a private placement.

During the year ended November 30, 2009, the Company entered into Notes with six individuals for proceeds totaling $253,000.   In April 2009, the holders of the notes converted the principal balance of $273,000 into 1,092,000 shares of common stock based on the terms of the notes.

Note 5 – Commitments and Contingencies

Operating Lease

In May 2009, the Company renewed their lease agreement for office space to serve as its corporate office in Santa Ana, California. The lease term was for a period of 12 months commencing on May 2009, at a rental rate of approximately $1,200 per month.  The lease agreement required a security deposit of $1,200.

Guarantee Liability

The Guarantee Liability account is made up of stand-ready obligations, unearned fees and guarantee liability for defaults.

Stand-ready obligations - As discussed in Note 1, management records the tenant’s full contract fees owed to us as accounts receivable and or any prepayments, with a corresponding increase to the stand-ready obligation included as a guarantee liability.  Additionally, all application fees are also recorded as a stand-ready obligation.    The Company records these liabilities based on the estimated fair value of the tenant’s contracted fee to us.  The stand- ready obligation may alternatively be viewed as deferred revenues to the extent these tenants ultimately pay.  The stand-ready obligation for a tenant is reduced as revenues as the tenant complies with the terms of the agreement over time.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Unearned tenants prepaid (contract) fees & registration fees - These fees are collected in advance and amortized over the life of the lease period.  At month end, a cutoff analysis is prepared and we adjust the above Guarantee Liabilities using the individual useful life discussed above.

Defaults - The Company immediately expenses all specific leases that defaulted as an operating expense. For the year ended November 30, 2009, the Company expensed actual default losses of $31,055.  A contingent liability is recorded when the future loss is probable (the confirming event is likely to occur) and the amount of loss can be at least reasonably estimated. We comply with the guidance in FASB Accounting Standards Codification  (‘ASC”) 450-20-25 (SFAS 5) and ASC 460-10 (FIN 45) by reviewing all of our Tenants under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses.   For agreements in effect as of November 30, 2009, management identified 14 tenants that had defaulted and estimated a contingent liability of $20,190 for these probable losses.

At November 30, 2009, we had 139 customers. At November 30, 2009, if every tenant under our program defaulted for their remaining lease agreement period, in aggregate, assuming no recoveries or replacement renters to mitigate losses, the total financial exposure would be approximately $1,024,000.

Note 6 – Stockholders' Equity (Deficit)

Authorized Shares

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Private Placement

During the year ended November 30, 2008, the Company issued 276,000 shares of common stock to 23 non-accredited investors as part of a private placement of the Company’s common stock at a price of $0.25 per share for total gross proceeds of $69,000. In connection with the private placement, the Company incurred placement costs of $3,300, which were offset against the proceeds. Included within the private placement, were proceeds received of $25,000 resulting in issuance of 100,000 shares to the former Chief Financial Officer, Jeff Padilla. The investment was made prior to the commencement of this officer’s employment.

Common Stock Issued For Cash

From December 2008 to June 2009, the Company issued 1,436,000 shares of common stock to non-accredited investors as part of a private placement at a price of $0.25 per share for total gross proceeds of $359,000. In connection with these issuances, the Company incurred cash placement costs of $10,585 and issued 28,600 shares of common stock, which were offset against the proceeds. Included within the private placement, were proceeds received of $20,000 resulting in issuance of 80,000 shares to the former Chief Financial Officer. The investment was made prior to the commencement of the former officer’s employment.

Common Stock Issued For Services

In April 2009, the Company issued 100,000 shares of common stock for legal services rendered. The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $25,000 based on the estimated fair value of the Company’s common stock which was deemed to be $0.25 per share based on the recent private placement. The Company recorded the charge to general and administrative expenses.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

Contributed Services

Effective May 1, 2008, the Company’s Chairman and Chief Executive Officer was providing services to the Company on a full-time basis. The Company determined that the fair value of these services was approximately $10,000 per month. The Chief Executive Officer elected to contribute his salaries to the Company, and thus, they are accounted for as a contribution within additional paid-in capital. During the years ended November 30, 2009 and November 30, 2008, the fair value of contributed services were $40,000 and $66,300, respectively, which were net of amounts paid to the Chief Executive Officer.

Note 7 – Provision for Income Taxes

There was no provision for income taxes in fiscal year ending 2009, or 2008, except for minimum state taxes, since the Company incurred taxable losses during such years.

As of November 30, 2009, the Company’s deferred tax asset consists of tax effected net operating loss carry forwards of $239,601 and accrued liabilities of $65,555, of which a valuation allowance has been placed upon 100%. During the year ended November 30, 2008, the Company’s valuation allowance increased by $305,156.  As of November 30, 2009, the Company’s net operating loss carry forwards begin to expire in 2027 for federal purposes and 2012 for state purposes. During the year ended, the reconciliation of the estimated federal statutory rate of 34% to the reconciliation for the provision for income taxes was primarily due to a full valuation the deferred tax assets.

 Note 8 – Related Party Transactions

During the year ended November 30, 2008, the Company purchased a vehicle from the Company’s Chief Executive Officer for $5,000 which represented its fair market time at the time of purchase, which was similar to the Chief Executive Officers basis.

From time to time, the Chief Executive Officer paid expenses on behalf of the Company. The advances are due on demand and do not bear interest. As of November 30, 2009 and 2008, amounts due to the Chief Executive Officer were $0 and $20,302, respectively.

From time to time, the Company receives services related to general bookkeeping, payroll, corporate secretary, and professional organizing from a company owned by the spouse of the Chief Executive Officer. Total amounts paid during the years November 30, 2009 and 2008 totaled $3,928 and $1,346, respectively.

During the year ended November 30, 2009, the Company purchased a phone and computer system from the Chief Executive Officer for $11,595, which represented its fair market time at the time of purchase, which was similar to the Chief Executive Officers basis.

In November 2009, the Company's Chief Executive Officer contributed $150,000 of additional capital. No shares of common stock will be issued in connection with this contribution.

Note 9 – Subsequent Events

The Company has evaluated whether any recognized or non-recognized events occurred after November 30, 2009, the balance sheet date, through February 26, 2010.

The issue with Michael Pecken, a former employee, was settled in payment by WECOSIGN without admitting any liability whatsoever. This past employee is a present stock holder and brought an action against his own interest.

WECOSIGN™
NOTES TO FINANCIAL STATEMENTS

There have been no other events or transactions during this time which would have a material effect on the financial statements, other than what has been reported in the Company’s annual financial statements as of and for the year ended November 30, 2009.

EXHIBIT INDEX

WECOSIGN
Report On Form 10-K For The Fiscal Year Ended November 30, 2009

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation *

3.2	By-Laws*

10.1	Lease Agreement between WECOSIGN, INC. and Adams Properties dated May 29, 2008 *

10.2	Lease Renewal Agreement WECOSIGN, INC. and Adams Properties dated May 29, 2009*

10.3	Sample Application Form*

10.4	Contract with Applicant*

10.5	Standard Tenant Agreement*

10.6	Standard Rental Payment Guarantee Agreement with Associates*

10.7	Standard Rental Payment Guarantee Certificate*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).**

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.**

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.**

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.**

* Filed as Exhibits to the Form S-1/A filed on December 2, 2009 and incorporated herein by reference.
** Filed Electronically as Exhibits attached to this Form 10-K.