Form 10-K/A
period 2009-11-30
Wecosign, Inc.
filed 2010-02-26
CIK 1468276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-K /A

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

EXPLANATORY NOTE

This amendment is being filed to correct pages 17, 18, 19, F-2, F-3, F-4, F-6,  and F-7 which were miscommunicated to the edgarizer in the original 10-K filed February 26, 2010.   Except as noted above, this amendment does not update the information that was presented in the original Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2010.

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

Results of Operations

Year ended November 30, 2009 compared to the year ended November 30, 2008.  The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

	Fiscal Year Ending		Period-to-Period Dollars Change	Period-to-Period Percentage Change
	2009	2008	2009 to 2008	2009 To 2008

Revenues	$142,820	$3,538	$139,282	3937%

Cost of Revenue	104,350	16,181	88,169	545%
Gross Profit (Loss)	38,470	(12,643)	51,113	404%
Operating Expenses:
General &Administrative Professional Fees	243,286	8,336	234,950	2818%
General &Administrative Salaries	280,658	91,163	189,495	208%
General &Administrative Other	95,280	46,783	48,497	104%
General &Administrative Subtotal	619,224	146,282	472,942	323%
Sales and Marketing	79,774	21,941	57,833	264%
Total Operating Expenses	698,998	168,223	530,775	316%
Loss from Operations	(660,528)	(180,866)	479,662	265%
Other Income & Expense:
Other Income	1,570	495	1,075	217%
One-Time Interest Expense	(4,953)	(194)	4,759	2,453%
Total Other Income and (Expense)	(3,383)	301	3,684	1,224%

Net Income (Loss)	$(663,911)	(180,565)	483,346	268%
Net Loss Per Common Share – Basic & Dilutive	(0.01)	(0.00)	(0.01)
Weighted Average Number of Common Shares	80,992,450	79,186,126	1,806,324	2%

Employees at fiscal year-end	7	2

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

Sales and Marketing :  Our Sales & Marketing expense of $79,774 during the twelve months ended November 30, 2009, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The increase of $57,833, or 264%, between the twelve months ended November 30, 2009 the same period in 2008 was primarily attributable to the increase in staffing due to the commencement of operations.

 Liquidity and Capital Resources

During the twelve months ended November 30, 2009, we have generated cash from financing activities totaling approximately $752,615 in the form of equity securities and capital contributions. Although we intend to fund our future growth through cash flows from operations in the future, we may have to curtail our operating plans and rely on funds to be generated from operations if we are unable to raise such capital. We fully expect to significantly improve upon our prior 2009 performance with an increased penetration of the large national rental market, further penetrate their existing property management customer base, develop streamlined screening processes, and taking steps to identify and eliminate all other non-essential operating costs. Based upon our 22% average monthly growth rate, we are projecting profitable operations by second quarter 2010.  In the mean time, we may require additional equity as well as reductions of expenses, including officer’s compensation, to reduce overhead.  Our CEO will arrange for additional liquidity, if necessary. We will continue to monitor our expenditures and cash flow position and we are presently long-term debt free. We do not believe that we shall be forced to enter into any long or short term debt arrangements. We believe our cash on hand and anticipated cash flows from operations will enable us to meet our obligations for the next year.

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
February 26, 2010

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

See notes to accompanying financial statements

WECOSIGN™
STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

					TOTAL
			ADDITIONAL		STOCKHOLDERS'
	COMMON STOCK		PAID-IN	ACCUMULATED	EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)

Balance at November 30, 2007	79,000,000	$79,000	$-	$(80,250)	$(1,250)
Fair value of services contributed	-	-	66,300	-	66,300
Common stock issued for cash	276,000	276	65,424	-	65,700
Net loss	-	-	-	(180,565)	(180,565)
Balance at November 30, 2008	79,276,000	79,276	131,724	(260,815)	(49,815)
Fair value of services contributed	-	-	40,000	-	40,000
Common stock issued for cash	1,464,600	1,465	348,150	-	349,615
Common stock issued for conversion of convertible notes payable	1,092,000	1,092	271,908	-	273,000
Common stock issued for services	100,000	100	24,900	-	25,000
Capital contribution from C.E.O.	-	-	150,000	-	150,000
Net loss	-	-	-	(663,911)	(663,911)
Balance at November 30, 2009	81,932,600	$81,933	$966,682	$(924,726)	$123,889

See notes to accompanying financial statements

WECOSIGN™
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008

Cash flows from operating activities
Net loss	$(663,911)	$(180,565)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	6,875	1,364
Fair value of services contributed	40,000	66,300
Fair value of common stock issued for services	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(102,172)	-
Prepaids and other current assets	(11,964)	(1,000)
Accounts payable	30,918	14,760
Accrued liabilities	19,059	7,314
Guarantee liabilities (unearned revenues)	147,589	3,572
Advances due to related party	(20,302)	20,302

Net cash used in operating activities	(528,908)	(67,953)

Cash flows from investing activities:
Purchases of property and equipment	(34,185)	(9,171)
Other assets	-	(2,396)

Net cash used in investing activities	(34,185)	(11,567)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	253,000	20,000
Proceeds from CEO capital contribution	150,000	-
Net proceeds from issuance of common stock	349,615	65,700

Net cash provided by financing activities	752,615	85,700

Net increase in cash and equivalents	189,522	6,180
Cash and equivalents, beginning of year	6,180	-

Cash and equivalents, end of year	$195,702	$6,180

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$4,953	$-
Income taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for convertible notes payable	$253,000	$-

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

Managements’ Plans
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred operating losses and used cash from operations. During the year ended November 30, 2009, the Company funded losses from proceeds from an equity offering and convertible notes totaling $620,058 . In addition, the Company's Chief Executive Officer contributed additional capital of $150,000 in November 2009. The future of the Company is dependent upon its ability to achieve profitable operations and cash flows. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. With the cash on hand at February 22, 2010, we have approximately $107,000 of available liquidity. We intend to fund our future growth over the next 12 months with funds generated from operations, based upon our 22% average monthly growth rate, we are projecting cash flow neutral by second quarter of 2010. Over the short term, our CEO will arrange short-term liquidity if necessary. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and guarantee obligations, our relative levels of debt and equity, and the overall condition of the credit markets.

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