Form 10-Q
period 2010-02-28
Wecosign, Inc.
filed 2010-04-14
CIK 1468276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File Number 333-16057
WECOSIGN, INC.
 (Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	26-1476002 (I.R.S. Employer Identification No.)

3400 West MacArthur Blvd, Suite I,	92704
Santa Ana, CA 92704	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(714) 556-6800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting Company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

     The number of shares of common stock outstanding on March 31, 2010 was 81,932,600, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14
Signatures	16
EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WECOSIGN®
BALANCE SHEETS
AS OF FEBRUARY 28, 2010, AND NOVEMBER 30, 2009

	February 28,	November 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$121,334	$195,702
Prepaids and other current assets	7,005	12,964
Accounts receivable	60,370	102,171
Total Current Assets	188,709	310,837

Property, equipment and trademark, net of accumulated amortization	37,774	35,117
Other assets	2,396	2,396

TOTAL ASSETS	$228,879	$348,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,965	$46,928
Accrued liabilities	32,252	25,580
Advances due to related party	25,928	-
Stand- ready obligations (deferred revenues - Notes 1 & 5)	88,552	131,763
Guarantee liabilities (Notes 1 & 5)	19,347	20,190
Total Current Liabilities	218,044	224,461

LONG TERM LIABILITIES:
Convertible notes payable	-	-

Total Liabilities	218,044	224,461
STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.001 Par Value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock; $0.001 Par Value; 100,000,000 shares authorized;
81,932,600 at February 28, 2010 and November 30, 2009, respectively	81,933	81,933
Additional paid-in capital	1,034,878	966,682
Accumulated deficit	(1,105,976)	(924,726)

Total Stockholders’ Equity	10,835	123,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,879	$348,350

 See accompanying notes to financial statements.

WECOSIGN®
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD
(Unaudited)

	Quarter Ended February 28,
	2010	2009

REVENUE	$67,450	$16,509
Cost of Revenue – (Notes 1 & 5)	23,565	14,988

Gross Profit	43,885	1,521

OPERATING EXPENSES:

General and administrative	196,268	64,841
Sales and marketing	29,671	16,851

TOTAL OPERATING EXPENSES	225,939	81,692

LOSS FROM OPERATIONS	(182,054)	(80,171)

OTHER INCOME AND EXPENSE:
Other income	805	314
Interest expense	-	(1,559)

TOTAL OTHER INCOME (EXPENSES)	805	(1,245)

NET LOSS	$(181,249)	$(81,416)

NET LOSS PER COMMON SHARE – BASIC AND DILUTIVE	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding	81,932,600	79,298,400

See accompanying notes to financial statements.

WECOSIGN®
 STATEMENTS OF CASH FLOWS
THREE MONTH PERIOD
(Unaudited)

	Quarter Ended February 28,
	2010	2009

Cash flows from operating activities:
Net loss	$(181,249)	$(81,416)

Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of services contributed	47,100	20,000
Depreciation and amortization	2,164	825
Changes in operating assets and liabilities
Accounts receivable	41,801	(17,883)
Prepaids and other current assets	5,959	(400)
Accounts payable	5,037	(5,337)
Accrued liabilities	6,671	3,608
Guarantee liability & Unearned fees	(44,054)	15,504
Advances due to related party	25,928	(7,424)

Net cash used in operating activities	(90,643)	(72,523)

Cash flows from investing activities:
Purchases of property and equipment	(4,821)	(4,742)
Net cash used in investing activities	(4,821)	(4,742)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	-	88,000
Net proceeds from issuance of common stock	21,096	8,100

Net cash provided by financing activities	21,096	96,100

Net increase (decrease) in cash and equivalents	(74,368)	18,835
Cash and equivalents, beginning of period	195,702	6,180

Cash and equivalents, end of period	$121,334	$25,015

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	-	1,559
Income tax	-	-

Non-cash investing and financing activities:
Common stock issued for convertible notes payable	$-	$88,000

See accompanying notes to financial statements.

     WECOSIGN®
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

Managements’ Plans
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred operating losses and used cash from operations. During the year ended November 30, 2009, the Company funded losses from proceeds from an equity offering and convertible notes totaling $620,058. In addition, the Company's Chief Executive Officer contributed additional capital of $150,000 in November 2009. The future of the Company is dependent upon its ability to achieve profitable operations and cash flows. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. With the cash on hand at April 14, 2010, we have approximately $72,000 of available liquidity. We intend to fund our future growth over the next 12 months with funds generated from operations and we are projecting cash flow neutral by third quarter of 2010. Over the short term, our CEO will arrange short-term liquidity if necessary. Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and guarantee obligations, our relative levels of debt and equity, and the overall condition of the credit markets.

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of February 28, 2010 and the results of its operations and its cash flows for the three months ended February 28, 2010 and 2009.  Results for the three months ended February 28, 2010 are not necessarily indicative of the results to be expected for the year ending November 30, 2010.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2009.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Advertising Costs
The Company expenses all costs of advertising as incurred.  The Company expensed $18,214 and $3,100 of advertising costs during the quarter ended February 28, 2010 and 2009, respectively.

Note 2 – Property, Equipment, & Trademark

Property, equipment, and trademark as of February 28, 2010 and November 30, 2009 consisted of the following:

	February 28,	November 30,
	2010	2009

Vehicle	$5,000	$5,000
Office equipment	21,533	21,408
Furniture	2,909	12,827
Website	4,121	4,121
Trademark	14,614	9,918
Total property and equipment	48,177	43,356
Accumulated depreciation and amortization	(10,403)	(8,239)
Net property, equipment and trademark	$37,774	$35,117

The cost of maintenance and repairs is charged to expense as incurred.  When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation/amortization are removed from the accounts and any gain or loss is reflected in the statement of operations.  During the quarter ended February 28, 2010 and quarter ended February 28, 2009, we had depreciation expense of $2,164 and $825, respectively.

WECOSIGN®
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

Note 3 – Accrued Liabilities

Accrued liabilities as of February 28, 2010 and November 30, 2009 consisted of the following:

	February 28,	November 30,
	2010	2009

Accrued payroll and taxes	$12,051	$25,580

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

Guarantee Liability

The Guarantee Liability account is made up of stand-ready obligations, unearned application fees and guarantee liability for defaults.

Stand-ready obligations - Management records the tenant’s full contract fees owed to us as accounts receivable and or any prepayments, with a corresponding increase to the stand-ready obligation included as a guarantee liability.  Additionally, all application fees are also recorded as a stand-ready obligation. The Company records these liabilities based on the estimated fair value of the tenant’s contracted fee to us. The stand- ready obligation may alternatively be viewed as deferred revenues to the extent these tenants ultimately pay. The stand-ready obligation for a tenant is reduced as revenues as the tenant complies with the terms of the agreement over time.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Unearned tenants prepaid (contract) fees and registration fees - These fees are collected in advance and amortized over the life of the contract period.  At month end, a cutoff analysis is prepared and we adjust the above Guarantee Liabilities using the individual remaining contract life.

Defaults - The Company immediately expenses all specific leases that defaulted as an operating expense. For the quarter ended February 28, 2010, the Company expensed actual default losses of $9,081. A contingent liability is recorded when the future loss is probable (the confirming event is likely to occur) and the amount of loss can be at least reasonably estimated. We comply with the guidance in FASB Accounting Standards Codification  (‘ASC”) 450-20-25 (SFAS 5) and ASC 460-10 (FIN 45) by reviewing all of our Tenants under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses.   For agreements in effect as of February 28, 2010, management identified 12 tenants that had defaulted and estimated a contingent liability of $19,347 for these probable losses.

At February 28, 2010, if every tenant under our program defaulted for their remaining lease agreement period, in aggregate, assuming no recoveries or replacement renters to mitigate losses, the total financial exposure would be approximately $712,065.  We currently have 125 approved customer accounts that we collect a service fee from each month as of February 28, 2010 compared to 139 at November 30, 2009 and 21 at February 28, 2009.

Note 6 – Stockholders' Equity (Deficit)

Authorized Shares

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Common Stock Issued For Cash

From December 2008 to June 2009, the Company issued 1,436,000 shares of common stock to non-accredited investors as part of a private placement at a price of $0.25 per share for total gross proceeds of $359,000. In connection with these issuances, the Company incurred cash placement costs of $10,585 and issued 28,600 shares of common stock, which were offset against the proceeds. Included within the private placement, were proceeds received of $20,000 resulting in issuance of 80,000 shares to the Chief Financial Officer. The investment was made prior to the commencement of the officer’s employment.

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

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Contributed Services

The Company’s Chairman and Chief Executive Officer was providing services to the Company on a full-time basis. The Company determined that the fair value of these services was approximately $13,900 per month based upon his previous. The Company’s Chief Information Officer was providing services to the Company on a part-time basis. The Company determined that the fair value of these services was approximately $1,800 per month. Both the Chief Executive Officer and Chief Information Officer have elected to contribute their salaries to the Company, and thus, they are accounted for as a contribution within additional paid-in capital.

Note 7 – Provision for Income Taxes

There was no provision for income taxes in fiscal quarter ending February 28, 2010, or 2009, except for minimum state taxes, since the Company incurred taxable losses during such years.

Note 8 – Related Party Transactions

From time to time, the Chief Executive Officer paid expenses on behalf of the Company. The advances are due on demand and do not bear interest. As of February 28, 2010, amounts due to the Chief Executive Officer are $25,928.

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

Note 9 – Subsequent Events

On March 10, 2010, WECOSIGN, Inc., a California corporation (the “Company”) and Joseph Bennington mutually agreed to end their employment relationship.  Mr. Bennington served as the Company’s Chief Financial Officer.  Mr. Bennington’s departure is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The Board of Directors of the Company have elected Jeff Padilla, pursuant to unanimous written consent, to act as the Chief Financial Officer on a continuous basis or until the next annual meeting of the Board of Directors or until his successor is elected.

Mr. Padilla, 42 years old, has over fifteen years of accounting experience including internal audit, public accounting, and general accounting.  His industry experience includes finance, manufacturing, technology and local government. Mr. Padilla had previously served as the Chief Finical Officer of the Company and is a currently working on becoming a licensed Certified Public Accountant in the State of California.

There have been no other events or transactions during this time which would have a material effect on the financial statements, other than what has been reported in the Company’s annual financial statements as of and for the quarter ended February 28, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors”, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2010.

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

Operations: Our revenue comes from the collection of the application fee, and the monthly recurring service fee paid by approved customers currently living in rental housing. The application fee is $100 and the monthly service fee is 10% of a customer’s monthly rent plus $20. The applicant is responsible for paying rent to the property owner, and our service fee is collected directly from the applicant’s credit or debit card account on the 1st of each month. After one year, the applicant’s payment history is reviewed to determine if a cosigner is still necessary, or if we will continue to retain the applicant for another 12 months with a new fee structure reflecting a reduced or elevated concern of the applicant’s financial situation.  We currently have 125 approved customer accounts that we collect a service fee from each month. The three month average of new monthly applications exceeded 54 at $100 each as of the date hereof.

Prospects: The future of the market for co-signing services in the United States appears strong for a variety of factors. Vacancy rates across the country are likely to stay at high levels as renters continue moving back in with family or other roommates in order to lower costs, leaving property owners with empty units. In addition, many current homeowners are now looking to rent their own unsold properties which will create even more vacancies in the rental market. Meanwhile, current unemployment rates and personal bankruptcies will create a large number of potential renters in the future that will suffer from low FICO scores and struggle to gain approval on many lease agreements. These factors point to an increasing need in the future among property owners to fill vacancies, while many renters will likely need assistance with their poor credit in order to successfully gain approval to live in these properties.  We plan to expand our operations nationwide through the WECOSIGN® Affiliates and Associates in 2010.  There are currently 28 Affiliates and 54 Associates that are working to bring in new applicants around the country, and we plan to add an additional 60 Affiliates and 100 Associates through the end of 2010. This expansion, increased online traffic, and referrals from current customers and property owners are likely to help us reach our projected goals of 100 applications per month, and a total of 300 approved applicants living in rental properties by the end of 2010.  It takes an individual many years to substantially improve his or her FICO credit scores. Therefore, our market capacity will not materially shrink as the economy improves. Even if the economy improves, there will always be a need for our services since bad credit transcends all socioeconomic status.

Competition: We believe we are the first to market the business model of providing cosigning services for rental applicants, and have a trademark with the United States Patent and Trademark Office. Specifically, the trademark is a service mark that protects the name of WECOSIGN® as being the first company that was engaged in providing cosigning services to tenants on a nationwide basis.  Although there are no barriers to entry to compete with us, our management is not aware of and our customers and Affiliates have not informed us of any competition currently providing cosigning services similar to ours.

Trademarks and Copyrights: WECOSIGN® is now a U.S. Service Mark. We have not applied for a patent application for our propriety underwriting techniques and do not intend to do so at this time. Our management considers our servicemark, and future similar intellectual property critical to our business, so we intend to take steps to protect our intellectual property rights. However, effective trademark and other intellectual property may not be available in every country where we intend to sell our products and services online.

Affiliates that house our applicant tenants: We intend to expand our business via establishing WECOSIGN®. Affiliates across the country, and a portion of our future growth is dependent upon new affiliates which promote our concept and reputation. To attract Affiliates, for each successful application, we pay referral fees to an Affiliate in the amount of 30% of the initial application fee, and 10% of each established monthly fee from the client, not to exceed a twelve (12) months period.

To date, the number of applications for our cosigning services stands at approximately 72 per month, after a running history of fifteen months.

Results of Operations

Result of Operations for the Three Months Ended February 28, 2009 and 2010.  The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

	Quarter Ending February 28		Period-to-Period Dollar	Period-to-Period Percentage
	2010	2009	Change	Change

Revenues	$67,450	$16,509	$50,941	309%

Cost of Revenue	23,565	14,988	8,577	57%
Gross Profit (Loss)	43,885	1,521	42,364	2,785%
Operating Expenses:
General &Administrative Professional Fees	77,798	12,230	65,568	536%
General &Administrative Salaries	93,602	29,526	64,076	217%
General &Administrative Other	24,868	23,085	1,783	8%
General &Administrative Subtotal	196,268	64,841	131,427	203%
Sales and Marketing	29,671	16,851	12,820	76%
Total Operating Expenses	225,939	81,692	144,247	177%
Loss from Operations	(182,054)	(80,171)	(157,067)	196%
Other Income & Expense:
Other Income	805	314	491	156%
One-Time Interest Expense		(1,559)	(1,559)	100%
Total Other Income and (Expense)	805	(1,245)	(2,050)	165%

Net Income (Loss)	$(181,249)	(81,416)	(99,883)	123%
Net Loss Per Common Share – Basic & Dilutive	(0.00)	(0.01)	(0.01)
Weighted Average Number of Common Shares	81,932,600	79,298,400	2,634,200	3%

Employees at fiscal quarter-end	6	4

Summary of Balance Sheet Data	February 28, 2010	November 30, 2009

Current Assets	$188,709	$310,837
Total Assets	228,879	348,350
Total Liabilities	218,044	224,461
Total Stockholders’ Equity	10,835	123,889
Total Liabilities Stockholders’ Equity	$228,879	$348,350

Executive Summary

The Company reported a net loss of $181,249 for the quarter ended February 28, 2010, which included gross profit of $43,885. As of February 28, 2010, the Company’s accumulated deficit totaled $1,105,976. During the quarter ended February 28, 2010, the Company used $90,643 of cash for operations. At April 14, 2010, we had cash and cash equivalents of approximately $72,000 and accounts payables of approximately $45,000.  We will continue to review and evaluate various marketing strategies to increase sales and other alternatives to streamline our operations, improve efficiencies and reduce costs.

Revenue:  During the three months ended February 28, 2010, we generated $67,450 in revenues. The increase in revenues from the comparable 2009 was directly related to the commencement of operations subsequent to that period.

Cost of Revenue:  Our cost of revenue was $23,565 during the three months ended February 28, 2010, which primarily consisted of guarantee obligations reserves for defaulting tenants, underwriting payroll, and facilities.  This increase is primarily attributable to the commencement of operations.

General and Administrative:  Our general and administrative professional fees of $77,798 during the three months ended February 28, 2010, primarily consisted of $20,200 for audit services and $30,000 to Anslow & Jaclin, LLP for legal services rendered. Our general and administrative consisted of allocated salaries of approximately $93,602. Additional amounts primarily consisted of supplies, depreciation, allocated rent and utilities.  The total general and administrative increase of $131,427, or 203%, between the three months ended February 28, 2010 and the same period in 2009 was primarily attributable to the increase in expense due to fees incurred in connection with filing the Form 10-K with the Securities and Exchange Commission.

Sales and Marketing:  Our Sales & Marketing expense of $29,671 during the three months ended February 28, 2010, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The increase of $12,820, or 76%, between the three months ended February 28, 2010 and the same period in 2009 was primarily attributable to the increase in staffing due to the commencement of operations.

Liquidity and Capital Resources

During the quarter ended February 28, 2010, we have generated cash from financing activities totaling approximately $21,096 in the form of equity securities and capital contributions. Although we intend to fund our future growth through cash flows from operations in the future, we may have to curtail our operating plans and rely on funds to be generated from operations if we are unable to raise such capital. We fully expect to significantly improve upon our prior 2009 performance with an increased penetration of the large national rental market, further penetrate their existing property management customer base, develop streamlined screening processes, and taking steps to identify and eliminate all other non-essential operating costs. We may require additional equity as well as reductions of expenses, including officer’s compensation, to reduce overhead. Our CEO will arrange for additional liquidity, if necessary. We will continue to monitor our expenditures and cash flow position and we are presently long-term debt free. We do not believe that we shall be forced to enter into any long or short term debt arrangements. We believe our cash on hand and anticipated cash flows from operations will enable us to meet our obligations for the next year.

	For the Quarter Ended February 28, 2010	For the Year Ended February 28, 2009

Net cash used in operating activities	$(90,643)	$(72,522)
Net cash used in investing activities	(4,821)	(4,742)
Net cash provided by financing activities	21,096	96,100
Net increase in cash and equivalents	(74,368)	18,835
Cash and equivalents, beginning of period	195,702	6,180
Cash and equivalents, end of period	$121,334	$25,015

Operating Activities:

Cash used in operating activities was $90,643 for the quarter ended February 28, 2010, compared to $72,523 for the same period in 2009. Operating cash flows for both periods reflect primarily our net loss for both periods with non-cash add backs related to the fair value of common stock issued for services contributed by the CEO and CIO and depreciation. Contributed services for the CEO totaled $41,700 and 5,400 for CIO. During the second quarter of 2010 and thereafter, we expect to greatly reduce our cash used in operations.

Investing Activities:

Cash used in investing activities was $4,821 for the quarter ended February 28, 2010, compared to $4,742 for the same period in 2009. Investing cash flows for both periods reflect primarily purchases of capital assets, such as furniture and fixtures, used in our operations.

Financing Activities:
Cash provided by financing activities were $21,096 for the quarter ended February 28, 2010, compared to $96,100 for the same period in 2009.  These funds were needed to fund our operations and retain a minimum level of liquidity.

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

Seasonality of Business:  The Company has 125 approved customer accounts that we collect a service fee from each month as of February 28, 2010 compared to 139 at November 30, 2009 and 21 at February 28, 2009. The seasonality of the Company is similar to rental property industry where the spring and summer months are the strongest months of the year. The Company anticipates strong growth in approved customer accounts during the spring and summer months of 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk.

Item 4. Controls And Procedures

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

As of February 28, 2010, we are in the process of assessing the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures, and preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

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

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended November 30, 2009 contains a full discussion of the risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered Equity Securities during the first quarter of the year ended February 28, 2010.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended February 28, 2010.

Item 5.   OTHER INFORMATION

Not applicable

Item 6.    EXHIBITS

EXHIBIT INDEX

WECOSIGN®
Report On Form 10-Q For The Quarter Ended February 28, 2010.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation *
3.2	By-Laws*
10.3	Sample Application Form*
10.4	Contract with Applicant*
10.5	Standard Tenant Agreement*
10.6	Standard Rental Payment Guarantee Agreement with Associates*
10.7	Standard Rental Payment Guarantee Certificate*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).**

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.**

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.**

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.**

* Filed as Exhibits to the Form S-1/A filed on December 2, 2009 and incorporated herein by reference.
** Filed Electronically as Exhibits attached to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WECOSIGN, INC.
Dated: April 14, 2010	By:	/s/ Frank Jakubaitis
Frank Jakubaitis,
Chief Executive Officer ( Duly Authorized Officer)

Dated: April 14, 2010	By:	/s/ Jeff Padilla
Jeff Padilla,
Chief Financial Officer (Principal Financial Officer)