Form 10-Q
period 2010-05-31
Wecosign, Inc.
filed 2010-08-16
CIK 1468276

m
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

The number of shares of common stock outstanding on June 30, 2010 was 81,932,600, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	18
Signatures	18
EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WECOSIGN®
BALANCE SHEETS
AS OF MAY 31, 2010, AND NOVEMBER 30, 2009

	May 31,	November 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$11,323	$195,702
Prepaids and other current assets	5,726	12,964
Accounts receivable	44,896	102,171
Total Current Assets	61,945	310,837

Property, equipment and trademark, net of accumulated depreciation and amortization	63,146	35,117
Other assets	2,156	2,396

TOTAL ASSETS	$127,247	$348,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$64,814	$46,928
Accrued liabilities	5,548	25,580
Stand- ready obligations (deferred revenues - Notes 1 & 4)	78,158	131,763
Guarantee liabilities (Notes 1 & 4)	15,943	20,190
Total Current Liabilities	164,463	224,461

Total Liabilities	164,463	224,461

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock; $0.001 Par Value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common Stock; $0.001 Par Value; 100,000,000 shares authorized;
94,932,600 at May 31, 2010 and 81,932,600 at November 30, 2009 shares issued and outstanding.	94,933	81,933
Additional paid-in capital	3,819,082	966,682
Accumulated deficit	(3,951,231)	(924,726)

Total Stockholders’ Equity (Deficit)	(37,216)	123,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$127,247	$348,350

See accompanying notes to financial statements.

WECOSIGN®
STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
REVENUE	$50,299	$22,478	$117,748	$38,435
Cost of revenue – (Notes 1 & 4)	18,027	30,016	40,572	43,027

Gross profit (loss)	32,272	(7,538)	77,176	(4,592)

OPERATING EXPENSES:
General and administrative	2,858,177	242,485	3,056,340	309,515
Sales and marketing	22,910	9,932	51,706	26,721

TOTAL OPERATING EXPENSES	2,881,087	252,417	3,108,046	336,236

LOSS FROM OPERATIONS	(2,848,815)	(259,955)	(3,030,870)	(340,828)

OTHER INCOME AND EXPENSE:
Other income	3,671	579	4,475	893
Interest expense	(110)	(3,395)	(110)	(4,953)

TOTAL OTHER INCOME (EXPENSES)	3,561	(2,816)	4,365	(4,060)

NET LOSS	$(2,845,254)	$(262,771)	$(3,026,505)	$(344,888)
NET LOSS PER COMMON SHARE – BASIC AND DILUTIVE	(0.03)	$(0.00)	$(0.03)	$(0.00)
Weighted Average Number of Shares Outstanding	94,932,600	78,828,727	94,932,600	79,828,727

See accompanying notes to financial statements.

WECOSIGN®
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD
(Unaudited)

	Six Months Ended May 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,026,505)	$(344,888)

Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of services contributed	-	40,000
Fair value of common stock issued for services	2,827,074	25,000
Depreciation and amortization	4,334	3,272
Changes in operating assets and liabilities:
Accounts receivable	57,275	(66,198)
Prepaids and other current assets	7,478	600
Accounts payable	17,886	(11,753)
Accrued liabilities	(20,033)	7,994
Guarantee liability and unearned fees	(57,852)	97,483
Advances due to related party	38,326	(19,102)

Net cash used in operating activities	(152,017)	(267,592)

Cash flows from investing activities:
Purchases of property and equipment	(32,362)	(21,298)

Net cash used in investing activities	(32,362)	(21,298)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	-	253,000
Net proceeds from issuance of common stock	-	291,915

Net cash provided by financing activities	-	544,915

Net increase (decrease) in cash and equivalents	(184,379)	256,025
Cash and equivalents, beginning of period	195,702	6,180

Cash and equivalents, end of period	$11,323	$262,205

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$110	$-
Income tax	$-	$-

Non-cash investing and financing activities:
Common stock issued for convertible notes payable	$-	$273,000
Common stock issued for advances to related parties	$38,326	$-

See accompanying notes to financial statements.

 WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History
WeCoSign, Inc. (the “Company,” “we” or “us”) incorporated on November 24, 2007 in the state of California. The Company’s sole business purpose is to charge a monthly service fee to applicants of rental properties in exchange for cosigning on their apartment or rental home lease agreements. This service guarantees the rent to the landlord each month. The service provided by the Company reduces vacancy and risk for landlords, while helping tenants with poor credit scores live in their desired apartment or rental house. The Company is based in Santa Ana, California where their proprietary underwriting techniques evaluate the potential risk of an applicant by looking beyond typical screening methods like FICO credit scores. Approved applicants are responsible for paying rent to their landlord, and paying an additional monthly service fee to the Company based on a percentage of their rent. By allowing the Company’s approved tenants to live in their properties, landlords are guaranteed to receive the rent even if that tenant defaults on their lease agreement. After one year, the landlord re-evaluates the tenant's payment history to determine if a co-signer is still required on the lease, and if the tenant is determined to be in good standing then the Company’s monthly service fee is no longer applied. If the tenant is marginal, the Company will stay on the lease for an increased monthly fee. This condition alone is incentive for the tenant to make his payments timely. The Company has presently signed 77 major apartment management firms across the country representing almost one million individual apartment complexes across the country.

Managements’ Plans
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred operating losses and used cash from operations. During the year ended November 30, 2009, the Company funded losses from proceeds from an equity offering and convertible notes totaling $620,058. In addition, the Company's former Chief Executive Officer contributed additional capital of $150,000 in November 2009. The future of the Company is dependent upon its ability to achieve profitable operations and cash flows. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. With the cash on hand at August 13, 2010, we have approximately $18,888 of available liquidity. Over the short term, our CFO will arrange short-term liquidity if necessary.  Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and guarantee obligations, our relative levels of debt and equity, and the overall condition of the credit markets.

Unaudited Interim Financial Information
The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of May 31, 2010 and the results of its operations and its cash flows for the three months ended May 31, 2010 and 2009.  Results for the six months ended May 31, 2010 are not necessarily indicative of the results to be expected for the year ending November 30, 2010.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2009.

Advertising Costs
The Company expenses all costs of advertising as incurred.  The Company expensed $13,733 and $2,561 of advertising costs for the three months ended May 31, 2010 and 2009, respectively.

The Company expensed $31,947 and $5,661 of advertising costs during the  six months ended May 31, 2010 and 2009, respectively.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Note 2 – Property, Equipment, & Trademark

Property, equipment, and trademark as of May 31, 2010 and November 30, 2009 consisted of the following:

	May 31,	November 30,
	2010	2009

Vehicle	$5,000	$5,000
Office equipment	21,619	21,408
Furniture	2,909	2,909
Website	4,121	4,121
Trademark	41,982	9,918
Total property and equipment	75,631	43,356
Accumulated depreciation and amortization	(12,485)	(8,239)
Net property, equipment and trademark	$63,146	$35,117

The cost of maintenance and repairs is charged to expense as incurred.  When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation/amortization are removed from the accounts and any gain or loss is reflected in the statement of operations.  During the three months ended May 31, 2010 and three months ended May 31, 2009, we had depreciation expense of $2,170 and $1,744, respectively. During the six months ended May 31, 2010 and six months ended May 31, 2009, we had depreciation expense of $4,334 and $2,569, respectively.

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

Note 3 – Accrued Liabilities

Accrued liabilities as of May 31, 2010 and November 30, 2009 consisted of the following:

	May 31,	November 30,
	2010	2009
Accrued payroll and taxes	$5,548	$25,580

Operating Lease

The Company leases its facility under non-cancelable operating lease arrangements for office space to serve as its corporate office in Santa Ana, California. The lease is currently a month-to-month agreement at a rental rate of $1,200 per month. The lease agreement required a security deposit of $1,200.

Guarantee Liability

The Guarantee Liability account is made up of stand-ready obligations, unearned application fees and guarantee liability for defaults.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Note 4 – Commitments and Contingencies

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

Defaults - In accordance with FASB Accounting Standards Codification  (“ASC”) 450-20-25 Loss Contingencies, formerly  Statement of Financial Accounting Standards (“SFAS”) No. 5 and ASC 460-10 Guarantees, formerly FASB Interpretation No. 45, contingent liabilities are recorded when the future loss is probable (the confirming event is likely to occur) and the amount of loss can be at least reasonably estimated.  The Company reviews all Tenants under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. For agreements in effect as of May 31, 2010, management identified nine tenants that had defaulted and estimated a contingent liability of $15,943 for these probable losses.

The Company immediately expenses all specific leases that have defaulted as an operating expense. For the six-months ended May 31, 2010 and 2009, the Company expensed actual default losses of $12,870 and $2,353, respectively.

At May 31, 2010, if every tenant under our program defaulted for their remaining lease agreement period, in aggregate, assuming no recoveries or replacement renters to mitigate losses, the total financial exposure would be approximately $653,876.  We currently have 114 approved customer accounts that we collect a service fee from each month as of May 31, 2010 compared to 78 at May 31, 2009.

Note 5 – Stockholders' Equity (Deficit)

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

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

On April 16, 2010, the Company issued 13,000,000 shares of common stock for services rendered by Frank Jakubaitis. The Company recorded stock-based compensation amounting to $2, 827,074 in general and administrative expense, and the forgiveness of $38,326 in advances made to the Company  in connection with the issuance.  The fair value of the shares was determined based on the closing stock price of $0.24 per share on the date of issuance and the shares were earned on the date of issuance.

Contributed Services

The Company’s prior Chairman and Chief Executive Officer was providing services to the Company on a full-time basis. The Company determined that the fair value of these services was approximately $13,900 per month based upon his previous employment agreement. The prior Chief Executive Officer has elected to contribute his salaries to the Company, and thus, they are accounted for as a contribution within additional paid-in capital.

Note 6 – Provision for Income Taxes

There was no provision for income taxes in fiscal quarter ending May 31, 2010, or 2009, except for minimum state taxes, since the Company incurred taxable losses during such years.

Note 7 – Related-Party Transactions

From time to time, the prior Chief Executive Officer paid expenses on behalf of the Company. The advances are due on demand and do not bear interest. As of May 31, 2010, no amounts are due to the former Chief Executive Officer.

Note 8 – Subsequent Events

On July 15, 2010, the Board of Directors approved the issuance of 25,000,000 shares of preferred stock to Frank Jakubaitis in consideration and forgiveness of all debt owed, and will satisfy such debts in lieu of any cash payments. As of August 13, 2010, the stock has not been issued due to the pending filing of the stock designations.  The Company estimates the value of the shares to be approximately $1,125,000 based on the quoted price of the Company’s common stock, as adjusted for dilution, of $0.045 per share.  The Company will record the charge to general and administrative expenses in the third quarter 2010.

In August 2010, the Company filed an action against 17 defendants in Federal Court for trademark infringement and racketeering. To date, the estimated legal fees amounted to $25,000 and the estimated damage to the company is presently unknown. However, such a suit was filed to protect the integrity and good name of WECOSIGN, Inc.

There have been no other events or transactions during this time which would have a material effect on the financial statements.

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

Operations: Our revenue comes from the collection of the application fee, and the monthly recurring service fee paid by approved customers currently living in rental housing. The application fee is $100 and the monthly service fee is 10% of a customer’s monthly rent plus $20. The applicant is responsible for paying rent to the property owner, and our service fee is collected directly from the applicant’s credit or debit card account on the 1st of each month. After one year, the applicant’s payment history is reviewed to determine if a cosigner is still necessary, or if we will continue to retain the applicant for another 12 months with a new fee structure reflecting a reduced or elevated concern of the applicant’s financial situation.  We currently have 114 approved customer accounts that we collect a service fee from each month. The three month average of new monthly applications exceeded 53 at $100 each as of the date hereof.

Prospects: The future of the market for co-signing services in the United States appears strong for a variety of factors. Vacancy rates across the country are likely to stay at high levels as renters continue moving back in with family or other roommates in order to lower costs, leaving property owners with empty units. In addition, many current homeowners are now looking to rent their own unsold properties which will create even more vacancies in the rental market. Meanwhile, current unemployment rates and personal bankruptcies will create a large number of potential renters in the future that will suffer from low FICO scores and struggle to gain approval on many lease agreements. These factors point to an increasing need in the future among property owners to fill vacancies, while many renters will likely need assistance with their poor credit in order to successfully gain approval to live in these properties.  We plan to expand our operations nationwide through the WECOSIGN® Affiliates and Associates in 2010.  There are currently 13 Affiliates and 77 Associates that are working to bring in new applicants around the country, and we plan to add an additional 60 Affiliates and 100 Associates through the end of 2010. This expansion, increased online traffic, and referrals from current customers and property owners are likely to help us reach our projected goals of 100 applications per month, and a total of 300 approved applicants living in rental properties by the end of 2010.  It takes an individual many years to substantially improve his or her FICO credit scores. Therefore, our market capacity will not materially shrink as the economy improves. Even if the economy improves, there will always be a need for our services since bad credit transcends all socioeconomic status.

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

Trademarks and Copyrights: WECOSIGN® is now a U.S. Service Mark. We have not applied for a patent application for our propriety underwriting techniques and do not intend to do so at this time. Our management considers our servicemark and future similar intellectual property critical to our business, so we intend to take steps to protect our intellectual property rights. However, effective trademark and other intellectual property may not be available in every country where we intend to sell our products and services online.

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

Results of Operations

Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009.
The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

			Period-to-Period	Period-to-Period
	Quarter Ending May 31		Dollar	Percentage
	2010	2009	Change	Change

Revenue	$50,299	$22,478	$27,821	124%

Cost of Revenue	18,027	30,016	(11,989)	40%
Gross Profit (Loss)	32,272	(7,538)	39,810	528%
Operating Expenses:
General & Administrative Professional Fees	18,015	139,788	(121,773)	87%
General & Administrative Salaries	2,814,258	75,381	2,738,877	3,633%
General &Administrative Other	25,904	27,316	(1,412)	5%
General &Administrative Subtotal	2,858,177	242,485	2,615,692	1,079%
Sales and Marketing	22,910	9,932	12,978	131%
Total Operating Expenses	2,881,087	252,417	2,628,670	1,041%
Loss from Operations	(2,848,815)	(259,955)	(2,588,860)	996%
Other Income & Expense:
Other Income	3,671	579	3,092	534%
Interest Expense	(110)	(3,395)	3,285	97%
Total Other Income and (Expense)	3,561	(2,816)	6,377	226%

Net Loss	$(2,845,254)	$(262,771)	$(2,582,483)	983%
Net Loss Per Common Share – Basic & Dilutive	(0.03)	(0.00)	(0.03)
Weighted Average Number of Common Shares	94,932,600	79,828,727	15,103,873	19%

Employees at fiscal quarter-end	6	4

Executive Summary

The Company reported a net loss of $2,845,254 for the three months ended May 31, 2010, which included gross profit of $32,272. As of May 31, 2010, the Company’s accumulated deficit totaled $3,951,231. During the quarter ended May 31, 2010, the Company used $152,017 of cash for operations.

Revenue:  During the three months ended May 31, 2010, we generated $50,299 in revenues. The increase in revenues from the comparable 2009 was directly related to the commencement of operations subsequent to that period.

Cost of Revenue:  Our cost of revenue was $18,027 during the three months ended May 31, 2010, which primarily consisted of guarantee obligations reserves for defaulting tenants, underwriting payroll, and facilities.  This decrease is primarily attributable to no additional guarantee obligation expense being recorded to the current period.

General and Administrative:  Our general and administrative professional fees of $18,015 during the three months ended May 31, 2010, consisted of audit services, SEC legal services rendered, and a non-cash add back related to the fair value of 13,000,000 shares of common stock for services contributed by Frank Jakubaitis. Our general and administrative consisted of allocated salaries of approximately $2,814,258. Additional amounts primarily consisted of supplies, depreciation, allocated rent and utilities.  The total general and administrative increase of $2,615,692 or 1,079%, is between the three months ended May 31, 2010 and the same period in 2009.

Sales and Marketing:  Our Sales & Marketing expense of $22,910 during the three months ended May 31, 2010, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The increase of $12,978, or 131%, between the three months ended May 31, 2010 and the same period in 2009 was primarily attributable to the increase in staffing due to the commencement of operations.

Six Months Ended May 31, 2010 Compared to the Six Months Ended May 31, 2009.
The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

			Period-to-Period	Period-to-Period
	Quarter Ending May 31		Dollar	Percentage
	2010	2009	Change	Change

Revenue	$117,748	$38,435	$79,313	206%

Cost of Revenue	40,572	43,027	(2,455)	6%
Gross Profit (Loss)	77,176	(4,592)	81,768	1,781%
Operating Expenses:
General & Administrative Professional Fees	95,812	152,018	(56,206)	37%
General & Administrative Salaries	2,910,922	128,479	2,782,443	2,166%
General &Administrative Other	49,606	29,018	20,588	71%
General &Administrative Subtotal	3,056,340	309,515	2,746,825	887%
Sales and Marketing	51,706	26,721	24,985	94%
Total Operating Expenses	3,108,046	336,236	2,771,810	824%
Loss from Operations	(3,030,870)	(340,828)	(2,690,042)	789%
Other Income & Expense:
Other Income	4,475	893	3,582	401%
Interest Expense	(110)	(4,953)	4,843	98%
Total Other Income and (Expense)	4,365	(4,060)	8,425	208%

Net Loss	$(3,026,505)	$(344,888)	$(2,681,617)	778%
Net Loss Per Common Share – Basic & Dilutive	(0.03)	(0.00)	(0.03)	-
Weighted Average Number of Common Shares	94,932,600	79,828,727	15,103,873	19%

Employees at fiscal quarter-end	6	4

	May 31,	November 30,
Summary of Balance Sheet Data	2010	2009

Current Assets	$61,945	$310,837
Total Assets	127,247	348,350
Total Liabilities	164,463	224,461
Total Stockholders’ Equity	(37,216)	123,889
Total Liabilities Stockholders’ Equity	$127,247	$348,350

Executive Summary

The Company reported a net loss of $3,026,505 for the six months ended May 31, 2010, which included gross profit of $77,176. As of May 31, 2010, the Company’s accumulated deficit totaled $3,951,231. During the quarter ended May 31, 2010, the Company used $152,017 of cash for operations. At August 13, 2010, we had cash and cash equivalents of approximately $18,888 and accounts payables of approximately $64,814.  We will continue to review and evaluate various marketing strategies to increase sales and other alternatives to streamline our operations, improve efficiencies and reduce costs.

Revenue:  During the six months ended May 31, 2010, we generated $117,748 in revenues. The increase in revenues from the comparable 2009 was directly related to the commencement of operations subsequent to that period.

Cost of Revenue:  Our cost of revenue was $40,572 during the six months ended May 31, 2010, which primarily consisted of guarantee obligations reserves for defaulting tenants, underwriting payroll, and facilities.  This decrease is primarily attributable to  no additional guarantee obligation expense being recorded to the current period.

General and Administrative:  Our general and administrative professional fees of $3,056,340 during the six months ended May 31, 2010, primarily consisted of audit services, SEC legal services rendered, and a non-cash add back related to the fair value of 13,000,000 shares of common stock for services contributed by Frank Jakubaitis.  Our general and administrative consisted of allocated salaries of approximately $2,910,922. Additional amounts primarily consisted of supplies, depreciation, allocated rent and utilities.  The total general and administrative increase of $2,746,825, or 887%, is between the three months ended May 31, 2010 and the same period in 2009.

 Sales and Marketing:  Our Sales & Marketing expense of $51,706 during the six months ended May 31, 2010, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The increase of $24,985, or 94%, between the six months ended May 31, 2010 and the same period in 2009 was attributable to the company’s decision to streamline its advertising costs and match the company’s current goals and objectives.

Liquidity and Capital Resources

During the six months ended May 31, 2010, we have not generated cash from financing activities. Although we intend to fund our future growth through cash flows from operations in the future, we may have to curtail our operating plans and rely on funds to be generated from operations if we are unable to raise such capital. We fully expect to significantly improve upon our prior 2009 performance with an increased penetration of the large national rental market, further penetrate their existing property management customer base, develop streamlined screening processes, and taking steps to identify and eliminate all other non-essential operating costs. We may require additional equity as well as reductions of expenses, including officer’s compensation, to reduce overhead. Our CFO will arrange for additional liquidity, if necessary. We will continue to monitor our expenditures and cash flow position and we are presently long-term debt free. We do not believe that we shall be forced to enter into any long or short term debt arrangements. We believe our cash on hand and anticipated cash flows from operations will enable us to meet our obligations for the next year.

	For the Six Months	For the Six Months
	Ended May	Ended May
	31, 2010	31, 2009

Net cash used in operating activities	$(152,017)	$(267,592)
Net cash used in investing activities	(32,362)	(21,298)
Net cash provided by financing activities	-	544,915
Net increase in cash and equivalents	(184,379)	256,025
Cash and equivalents, beginning of period	195,702	6,180
Cash and equivalents, end of period	$11,323	$262,205

Operating Activities:
Cash used in operating activities was $152,017 for the six months ended May 31, 2010, compared to $267,592 for the same period in 2009. Operating cash flows for both periods reflect primarily our net loss for both periods.

Investing Activities:
 Cash used in investing activities was $32,362 for the six months ended May 31, 2010, compared to $21,298 for the same period in 2009. Investing cash flows for both periods reflect primarily purchases of capital assets, such as office equipment, used in our operations.

Financing Activities:
Cash provided by financing activities were $0 for the six months ended May 31, 2010, compared to $544,915 for the same period in 2009.  These funds were needed to fund our operations and retain a minimum level of liquidity.

Contractual Obligations and Contingent Liabilities and Commitments:  The Company leases its facility under non-cancelable operating lease arrangements for office space to serve as its corporate office in Santa Ana, California. The lease is currently a month-to-month agreement at a rental rate of $1,200 per month. The lease agreement required a security deposit of $1,200.

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

Item 4. Controls And Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of May 31, 2010, we are in the process of assessing the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered Equity Securities during the first quarter of the year ended May 31, 2010.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended May 31, 2010.

Item 5.   OTHER INFORMATION

Not applicable

Item 6.    EXHIBITS

EXHIBIT INDEX
WECOSIGN®
Report On Form 10-Q For The Quarter Ended May 31, 2010.

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

Dated: August 16, 2010	By:	/s/ Jeff Padilla
Jeff Padilla,
Chief Financial Officer (Principal Financial Officer)