Form 10-Q
period 2010-08-31
Wecosign, Inc.
filed 2010-10-19
CIK 1468276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of common stock outstanding on October 19, 2010 was 94,932,600, $0.001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

WECOSIGN®
BALANCE SHEETS
AS OF AUGUST 31, 2010 AND NOVEMBER 30, 2009

	August 31,	November 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$5,542	$195,702
Prepaids and other current assets	15,602	12,964
Accounts receivable	35,894	102,171
Total Current Assets	57,038	310,837

Property, equipment and trademark, net of accumulated depreciation and amortization	96,515	35,117
Other assets	2,156	2,396

TOTAL ASSETS	$155,709	$348,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,895	$46,928
Accrued liabilities	7,002	25,580
Stand-ready obligations (deferred revenues - Notes 1 and 4)	72,076	131,763
Guarantee liabilities (Notes 1 and 4)	9,482	20,190
Total Current Liabilities	113,455	224,461

Total Liabilities	113,455	224,461

STOCKHOLDERS’ EQUITY:
Preferred Stock; $0.001 Par Value; 25,000,000 shares authorized; 25,000,000 shares committed (Note 5)	25,000	-
Common Stock; $0.001 Par Value; 100,000,000 shares authorized; 94,932,600 at August 31, 2010 and 81,932,600 at November 30, 2009 shares issued and outstanding	94,933	81,933
Additional paid-in capital	6,294,082	966,682
Accumulated deficit	(6,371,761)	(924,726)

Total Stockholders’ Equity	42,254	123,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,709	$348,350

See accompanying notes to financial statements.

WECOSIGN®
STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
REVENUE	$42,773	$47,548	$160,521	$85,983
Cost of revenue – (Notes 1 and 4)	20,426	21,344	60,998	64,371

Gross profit	22,347	26,204	99,523	21,612

OPERATING EXPENSES:
General and administrative (including stock based compensation of $2,375,974 and $5,203,048 for the three months and nine months ended August 31, 2010, respectively)	2,433,677	123,430	5,490,017	432,945
Sales and marketing	11,618	25,257	63,324	51,978

TOTAL OPERATING EXPENSES	2,445,295	148,687	5,553,341	484,923

LOSS FROM OPERATIONS	(2,442,948)	(122,483)	(5,453,818)	(463,311)

OTHER INCOME AND EXPENSE:
Other income	2,866	287	7,341	1,180
Interest expense	(448)	-	(558)	(4,953)

TOTAL OTHER INCOME (EXPENSES)	2,418	287	6,783	(3,773)

NET LOSS	$(2,420,530)	$(122,196)	$(5,447,035)	$(467,084)
NET LOSS PER COMMON SHARE – BASIC AND DILUTIVE	$(0.03)	$(0.00)	$(0.06)	$(0.00)
Weighted Average Number of Shares Outstanding	94,932,600	81,884,018	88,432,600	80,679,067

See accompanying notes to financial statements.

WECOSIGN®
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended August 31,
	2010	2009
Cash flows from operating activities
Net loss	$(5,447,035)	$(467,084)

Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of services contributed	-	40,000
Fair value of common stock issued for services	2,827,074	25,000
Fair value of preferred stock committed for services	2,375,974	-
Depreciation and amortization	6,523	5,852
Changes in operating assets and liabilities:
Accounts receivable	66,277	(125,596)
Prepaids and other current assets	(2,398)	(4,400)
Accounts payable	(22,033)	(12,118)
Accrued liabilities	(18,578)	7,174
Guarantee liability and unearned fees	(70,395)	161,793

Net cash used in operating activities	(284,591)	(388,481)

Cash flows from investing activities:
Purchases of property and equipment; trademark costs	(67,921)	(25,191)
Net cash used in investing activities	(67,921)	(25,191)

Cash flows from financing activities:
Proceeds from advances due to related party	162,352	-
Proceeds from issuance of convertible notes payable	-	253,000
Net proceeds from issuance of common stock	-	349,615

Net cash provided by financing activities	162,352	602,615

Net increase (decrease) in cash and equivalents	(190,160)	188,943
Cash and equivalents, beginning of period	195,702	6,180

Cash and equivalents, end of period	$5,542	$195,123

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$558	$4,953
Income tax	$-	$-

Non-cash investing and financing activities:
Common stock issued for convertible notes payable	$-	$293,000
Common stock issued for advances to related parties	$38,326	$-
Preferred stock committed for advances to related parties	$124,026	$-

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

Managements’ Plans
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred operating losses and used cash from operations. During the year ended November 30, 2009, the Company funded losses from proceeds from an equity offering and convertible notes totaling $620,058. In addition, the Company's former Chief Executive Officer (“CEO”) contributed additional capital of $150,000 in November 2009. The future of the Company is dependent upon its ability to achieve profitable operations and cash flows. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing. With the cash on hand at October 19, 2010, we have approximately $17,191 of available liquidity. Over the short term, our former CEO will arrange short-term liquidity if necessary.  Over the longer term, we expect that cash flows from operations, supplemented by short-term and long-term financing, as necessary, will be adequate to fund our day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and guarantee obligations, our relative levels of debt and equity, and the overall condition of the credit markets.

Unaudited Interim Financial Information
The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q promulgated by the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of August 31, 2010 and the results of its operations and its cash flows for the three months ended August 31, 2010 and 2009.  Results for the nine months ended August 31, 2010 are not necessarily indicative of the results to be expected for the year ending November 30, 2010.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended November 30, 2009.

Advertising Costs
The Company expenses all costs of advertising as incurred.  The Company expensed $7,905 and $9,494 of advertising costs for the three months ended August 31, 2010 and 2009, respectively.

The Company expensed $39,852 and $15,155 of advertising costs during the nine months ended August 31, 2010 and 2009, respectively.

Trademarks
The Company capitalizes costs associated with the trademark related to the cost acquiring and defending the trademark of WECOSIGN®. These capitalized costs include attorney fees and other costs associated with protecting the Company trademark.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Estimates
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

The fair value of the 13,000,000 common shares issued to the former CEO was determined based on the closing stock price of $0.24 per share on the date of issuance. The fair value of the 25,000,000 preferred shares was determined based on the closing stock price of $0.10 per common share on the date of board approval and the commitment to issue such shares. The common stock price was used to value the preferred shares due to the terms being similar to common stock terms and thus would not be materially different in value.

Note 2 – Property, Equipment, and Trademark

Property, equipment, and trademark as of August 31, 2010 and November 30, 2009 consisted of the following:

	August 31,	November 30,
	2010	2009

Vehicle	$5,000	$5,000
Office equipment	21,983	21,408
Furniture	2,909	2,909
Software	1,819	-
Website	10,421	4,121
Trademark	69,057	9,918
Total property and equipment	111,189	43,356
Accumulated depreciation and amortization	(14,674)	(8,239)
Net property, equipment and trademark	$96,515	$35,117

The cost of maintenance and repairs is charged to expense as incurred.  When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation/amortization are removed from the accounts and any gain or loss is reflected in the statement of operations. During the three months ended August 31, 2010 and 2009, we had depreciation expense of $2,189 and $3,283, respectively. During the nine months ended August 31, 2010 and 2009, we had depreciation expense of $6,523 and $5,852, respectively.

Management assesses the recoverability of property, equipment and trademark by determining whether the depreciation and amortization of the above described assets over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property, equipment, and trademark impairment if any, is measured based on fair value and is charged to operations in the period that such impairment is determined by management. The Company capitalizes costs associated with the trademark related to the cost acquiring and defending the trademark WECOSIGN® . As of November 30, 2009 and 2008, management believes that there is no impairment of property, equipment, and trademark.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Note 3 – Accrued Liabilities

Accrued liabilities as of August 31, 2010 and November 30, 2009 consisted of the following:

	August 31,	November 30,
	2010	2009
Accrued payroll and taxes	$2,583	$25,580
Accrued vacation	2,819	-
Other	1,600	-
Total accrued liabilities	$7,002	$25,580

Operating Lease

The Company leases its facility under cancelable operating lease arrangements for office space to serve as its corporate office in Santa Ana, California. The lease is currently a month-to-month agreement at a rental rate of $1,200 per month. The lease agreement required a security deposit of $1,200.

Guarantee Liability

The Guarantee Liability account is made up of stand-ready obligations, unearned application fees and guarantee liability for defaults.

Note 4 – Commitments and Contingencies

Stand-ready obligations - Management records the tenant’s full contract fees owed to us as accounts receivable and or any prepayments, with a corresponding increase to the stand-ready obligation included as a guarantee liability.  Additionally, all application fees are also recorded as a stand-ready obligation. The Company records these liabilities based on the estimated fair value of the tenant’s contracted fee to us. The stand-ready obligation may alternatively be viewed as deferred revenues to the extent these tenants ultimately pay. The stand-ready obligation for a tenant is reduced as revenues as the tenant complies with the terms of the agreement over time.

Unearned tenants prepaid (contract) fees and registration fees - These fees are collected in advance and amortized over the life of the contract period.  At month end, a cutoff analysis is prepared, and we adjust the above Guarantee Liabilities using the individual remaining contract life.

Defaults - In accordance with FASB Accounting Standards Codification  (“ASC”) 450-20-25 Loss Contingencies, formerly  Statement of Financial Accounting Standards (“SFAS”) No. 5, and ASC 460-10 Guarantees, formerly FASB Interpretation No. 45, contingent liabilities are recorded when the future loss is probable (the confirming event is likely to occur) and the amount of loss can be at least reasonably estimated.  The Company reviews all Tenants under contract to determine if there is a probable chance of a default, and if so, provide a reasonable estimate for losses. For agreements in effect as of August 31, 2010, management identified six tenants that had defaulted and estimated a contingent liability of $9,482 for these probable losses.

The Company immediately expenses all specific leases that have defaulted as an operating expense. For the nine-months ended August 31, 2010 and 2009, the Company expensed default losses of $21,704 and $6,165, respectively.  However, $10,092 of 2010 default loss expense represents amounts paid to property managers that the Company is not legally obligated to pay under the rental payment guarantee, but such amounts were paid in good faith and fair dealings.

During the nine months ended August 31, 2010, the Company was involved in litigation that has resulted in a decision by an international panel of the World Intellectual Property Organization (WIPO) ordering the prompt transfer of the domain name wecosignusa.com to the Company. In reaching the conclusion that the domain registrant had registered and used the wecosignusa.com domain in bad faith, the WIPO panel held that the registrant's use of the Disputed Domain Name is likely to cause consumer confusion, mistake and deception as to the source or sponsorship of the Disputed Domain Name, and that it is likely that a consumer could well believe that the Disputed Domain Name or content on it has been approved, sponsored, or affiliated with the Company.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

At August 31, 2010, if every tenant under our program defaulted for their remaining lease agreement period, in aggregate, assuming no recoveries or replacement renters to mitigate losses, the total financial exposure would be approximately $653,943. We currently have 90 approved customer accounts that we collect a service fee from each month as of August 31, 2010 compared to 128 at August 31, 2009.

Note 5 – Stockholders' Equity

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

On April 16, 2010, the Company issued 13,000,000 shares of common stock for services rendered by the former CEO. The Company recorded stock-based compensation amounting to $2,827,074 in general and administrative expense, and the forgiveness of $38,326 in advances made to the Company in connection with the issuance. The fair value of the shares was determined based on the closing stock price of $0.24 per share on the date of issuance and the shares were earned on the date of issuance.

Preferred Stock Committed to be Issued for Services

On July 15, 2010, the board of directors approved the issuance of 25,000,000 shares of preferred stock for services rendered by the former CEO. The Company recorded stock-based compensation amounting to $2,375,974 in general and administrative expense, and the forgiveness of $124,026 in advances made to the Company in connection with the issuance. The terms and designations of the preferred shares to be issued have not been determined nor filed with the California Secretary of State. However, management will provide for terms that will cause classification in stockholders’ equity. The fair value of the shares was determined based on the closing stock price of $0.10 per common share on the date of board approval and the commitment to issue such shares. The common stock price was used for preferred stock valuation because the terms are similar to common stock and would not be materially different in value.

Contributed Services

The Company’s former CEO was providing services to the Company on a full-time basis. The Company determined that the fair value of these services was approximately $13,900 per month based upon his previous employment agreement. The former CEO had elected to contribute his salaries to the Company, and thus, they are accounted for as a contribution within additional paid-in capital.

WECOSIGN®
NOTES TO FINANCIAL STATEMENTS

Note 6 – Provision for Income Taxes

There was no provision for income taxes in fiscal quarter ending August 31, 2010, or 2009, except for minimum state taxes, since the Company incurred taxable losses during such years.

Note 7 – Related Party Transactions

From time to time, the former CEO paid expenses on behalf of the Company. The advances were deemed satisfied through the issuance of common stock or the commitment to issue preferred stock (Note 5). As of August 31, 2010, no amounts are due to the former CEO.

Note 8 – Subsequent Events

On August 13, 2010, the Company entered into an agreement with a major online apartment service company. The terms of the agreement are similar to the Company’s affiliate program where 30% of the initial application fee, and
10% of each established monthly fee from the client, not to exceed a twelve (12) month period.

As of October 19, 2010, the former CEO has advanced the Company an additional $46,883 to cover operating expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors”, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2010.

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

Targeted Customers: A majority of rental property owners rely on FICO credit scores to approve or deny their new applicants, and once a tenant has a blemish on their credit history, it can be a struggle to improve their score and qualify for a lease.  Our customers are renters with imperfect credit that don't meet the strict requirements for a typical apartment application because of their low FICO scores. Our proprietary underwriting techniques allow the company to determine which applicants are likely to become financially responsible tenants, despite their inability to meet the necessary FICO requirements for a particular rental property. There are a variety of factors that can contribute to a rental applicant's negative FICO score including divorce, personal bankruptcy, or late bill payments. Often times, just one of these factors can negatively affect someone's FICO score for years and make it extremely difficult to gain approval on a lease agreement for a rental property. We recognize that this score does not necessarily reflect the most current or accurate financial picture of a potential tenant, or their ability to pay the rent each month.

Operations: Our revenue comes from the collection of the application fee, and the monthly recurring service fee paid by approved customers currently living in rental housing. The application fee is $100 and the monthly service fee is 10% of a customer’s monthly rent plus $20. The applicant is responsible for paying rent to the property owner, and our service fee is collected directly from the applicant’s credit or debit card account on the 1st of each month. After one year, the applicant’s payment history is reviewed to determine if a cosigner is still necessary, or if we will continue to retain the applicant for another 12 months with a new fee structure reflecting a reduced or elevated concern of the applicant’s financial situation.  We currently have 90 approved customer accounts that we collect a service fee from each month. The three month average of new monthly applications exceeded 30 at $100 each as of the date hereof.

Prospects: The future of the market for co-signing services in the United States appears strong for a variety of factors. Vacancy rates across the country are likely to stay at high levels as renters continue moving back in with family or other roommates in order to lower costs, leaving property owners with empty units. In addition, many current homeowners are now looking to rent their own unsold properties which will create even more vacancies in the rental market. Meanwhile, current unemployment rates and personal bankruptcies will create a large number of potential renters in the future that will suffer from low FICO scores and struggle to gain approval on many lease agreements. These factors point to an increasing need in the future among property owners to fill vacancies, while many renters will likely need assistance with their poor credit in order to successfully gain approval to live in these properties.  We plan to expand our operations nationwide through the WECOSIGN® Affiliates and Associates in 2010.  There are currently 3 Affiliates and 99 Associates that are working to bring in new applicants around the country, and we plan to add an additional 100 Associates through the end of 2010. This expansion, increased online traffic, and referrals from current customers and property owners are likely to help us reach our projected goals of 100 applications per month, and a total of 200 approved applicants living in rental properties by the end of 2010.  It takes an individual many years to substantially improve his or her FICO credit scores. Therefore, our market capacity will not materially shrink as the economy improves. Even if the economy improves, there will always be a need for our services since bad credit transcends all socioeconomic status.

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

Affiliates that House our Applicant Tenants: We intend to expand our business via establishing WECOSIGN® Affiliates across the country, and a portion of our future growth is dependent upon new affiliates which promote our concept and reputation. To attract Affiliates, for each successful application, we pay referral fees to an Affiliate in the amount of 30% of the initial application fee, and 10% of each established monthly fee from the client, not to exceed a twelve (12) month period.

Results of Operations

Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009.
The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

			Period-to-Period	Period-to-Period
	Quarter Ended August 31		Dollar	Percentage
	2010	2009	Change	Change

Revenue	$42,773	$47,548	$(4,775)	(10%)

Cost of Revenue	20,426	21,344	(918)	(4%)
Gross Profit	22,347	26,204	(3,857)	(15%)
Operating Expenses:
General and Administrative Professional Fees	18,360	9,055	9,305	103%
General and Administrative Salaries	2,398,808	64,803	2,334,005	3,602%
General and Administrative Other	16,509	49,572	(33,063)	(67%)
General and Administrative Subtotal	2,433,677	123,430	2,310,247	1,872%
Sales and Marketing	11,618	25,257	(13,639)	(54%)
Total Operating Expenses	2,445,295	148,687	2,296,608	1,545%
Loss from Operations	(2,422,948)	(122,483)	(2,300,465)	(1,878%)
Other Income and Expense:
Other Income	2,866	287	2,579	899%
Interest Expense	(448)	-	(448)	100%
Total Other Income and (Expense)	2,418	287	2,131	743%

Net Loss	$(2,420,530)	$(122,196)	$(2,298,334)	1,881%
Net Loss Per Common Share – Basic and Dilutive	$(0.03)	$(0.00)	$(0.00)	0%
Weighted Average Number of Common Shares	94,932,600	81,884,018	13,048,582	16%

Employees at fiscal quarter-end	5	4

Executive Summary

The Company reported a net loss of $2,420,530 for the three months ended August 31, 2010, which included gross profit of $22,347. As of August 31, 2010, the Company’s accumulated deficit totaled $6,371,761. During the quarter ended August 31, 2010, the Company used $132,574 of cash for operations.

Revenue:  During the three months ended August 31, 2010, we generated $42,773 in revenues. The increase in revenues from the comparable 2009 period was directly related to the commencement of operations subsequent to that period.

Cost of Revenue:  Our cost of revenue was $20,426 during the three months ended August 31, 2010, which primarily consisted of guarantee obligations reserves for defaulting tenants, underwriting payroll, and facilities.  This decrease is primarily attributable to the reduction in the number of customers in the current period.

General and Administrative:  Our general and administrative fees of $2,433,677 during the three months ended August 31, 2010, consisted of the fair value of $2,375,974 for preferred stock committed. The former CEO agreed to take preferred stock in exchange for compensation in lieu of cash payments and forgiveness of monies advanced. Additional amounts primarily consisted of supplies, depreciation, allocated rent and utilities. The total general and administrative increase of $2,310,247 or 1,872%, is between the three months ended August 31, 2010 and the same period in 2009.

Sales and Marketing:  Our sales and marketing expense of $11,618 during the three months ended August 31, 2010, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The decrease of $13,639, or 54%, is between the three months ended August 31, 2010 and the same period in 2009.

Nine Months Ended August 31, 2010 Compared to the Nine Months Ended August 31, 2009.
The following tables and narrative discussion set forth key components of our results of operations for the periods indicated, in dollars.

			Period-to-Period	Period-to-Period
	Nine Months Ended August 31		Dollar	Percentage
	2010	2009	Change	Change

Revenue	$160,521	$85,983	$74,538	87%

Cost of Revenue	60,998	64,371	(3,373)	(5%)
Gross Profit (Loss)	99,523	21,612	77,911	360%
Operating Expenses:
General and Administrative Professional Fees	114,172	161,073	(46,901)	(29%)
General and Administrative Salaries	5,309,730	193,282	5,116,448	2,647%
General and Administrative Other	66,115	78,590	(12,475)	(16%)
General and Administrative Subtotal	5,490,017	432,945	5,057,072	1,168%
Sales and Marketing	63,324	51,978	11,346	22%
Total Operating Expenses	5,553,341	484,923	5,068,418	1,045%
Loss from Operations	(5,453,818)	(463,311)	(4,990,507)	(1,077%)
Other Income and Expense:
Other Income	7,341	1,180	6,161	522%
Interest Expense	(558)	(4,953)	4,395	(89)%
Total Other Income and (Expense)	6,783	(3,773)	10,556	280%

Net Loss	$(5,447,035)	$(467,084)	$(4,979,951)	(1,066%)
Net Loss Per Common Share – Basic and Dilutive	$(0.06)	$(0.00)	$(0.06)	0%
Weighted Average Number of Common Shares	88,432,600	80,679,067	7,753,533	10%

Employees at fiscal quarter-end	5	4

	August 31,	November 30,
Summary of Balance Sheet Data	2010	2009

Current Assets	$57,038	$310,837
Total Assets	155,709	348,350
Total Liabilities	113,455	224,461
Total Stockholders’ Equity	42,254	123,889
Total Liabilities Stockholders’ Equity	$155,709	$348,350

Executive Summary

The Company reported a net loss of $5,447,035 for the nine months ended August 31, 2010, largely due to stock-based compensation of $3,375,974 to our former CEO. As of August 31, 2010, the Company’s accumulated deficit totaled $6,371,671. During the nine months ended August 31, 2010, the Company used $284,591 of cash for operations. At October 19, 2010, we had cash and cash equivalents of approximately $17,191 and accounts payables of approximately $68,384. We will continue to review and evaluate various marketing strategies to increase sales and other alternatives to streamline our operations, improve efficiencies and reduce costs.

Revenue:  During the nine months ended August 31, 2010, we generated $160,521 in revenues. The increase in revenues from the comparable 2009 period was directly related to the commencement of operations subsequent to that period.

Cost of Revenue:  Our cost of revenue was $60,998 during the nine months ended August 31, 2010, which primarily consisted of guarantee obligations reserves for defaulting tenants, underwriting payroll, and facilities.  This decrease is primarily attributable to the reduction in the number of customers in the current period.

General and Administrative:  Our general and administrative fees of $5,490,017 during the nine months ended August 31, 2010, primarily consisted of the fair value of $2,827,074 for common stock issued, and the fair value of $2,375,974 for preferred stock committed. The former CEO agreed to take common stock and preferred stock in exchange for compensation in lieu of cash payments and forgiveness of monies advanced. Additional amounts primarily consisted of supplies, depreciation, allocated rent and utilities. The total general and administrative increase of $5,057,072 or 1,168%, is between the nine months ended August 31, 2010 and the same period in 2009.

Sales and Marketing:  Our sales and marketing expense of $63,324 during the nine months ended August 31, 2010, primarily consisted of allocated payroll, marketing, supplies, and allocated rent. The increase of $11,346, or 22%, between the nine months ended August 31, 2010 and the same period in 2009 was attributable to the company’s decision to streamline its advertising costs and match the company’s current goals and objectives.

Liquidity and Capital Resources

During the nine months ended August 31, 2010, we have generated $162,352 from financing activities. Although we intend to fund our future growth through cash flows from operations in the future, we may have to curtail our operating plans and rely on funds to be generated from operations if we are unable to raise such capital. We fully expect to significantly improve upon our prior 2009 performance with an increased penetration of the large national rental market, further penetrate their existing property management customer base, develop streamlined screening processes, and taking steps to identify and eliminate all other non-essential operating costs. We may require additional equity as well as reductions of expenses, including officer’s compensation, to reduce overhead. Our former CEO will arrange for additional liquidity, if necessary. We will continue to monitor our expenditures and cash flow position, and we are presently long-term debt free. We do not believe that we shall be forced to enter into any long or short term debt arrangements. We believe our cash on hand and anticipated cash flows from operations may not enable us to meet our obligations for the next year. However, the former CEO will provide additional monies to the Company to fund operations.

	For the Nine Months Ended August31, 2010	For the Nine Months Ended August 31, 2009

Net cash used in operating activities	$(284,591)	$(388,481)
Net cash used in investing activities	(67,921)	(25,191)
Net cash provided by financing activities	162,352	602,615
Net increase in cash and equivalents	(190,160)	188,943
Cash and equivalents, beginning of period	195,702	6,180
Cash and equivalents, end of period	$5,542	$195,123

Operating Activities:
Cash used in operating activities was $284,591 for the nine months ended August 31, 2010, compared to $388,481 for the same period in 2009. Operating cash flows for both periods reflect primarily our net loss for both periods.

Investing Activities:
 Cash used in investing activities was $67,921 for the nine months ended August 31, 2010, compared to $25,191 for the same period in 2009. Investing cash flows for both periods relates primarily to the defense of the company trademark.

Financing Activities:
Cash provided by financing activities were $162,352 for the nine months ended August 31, 2010, compared to $602,615 for the same period in 2009.  These funds were needed to fund our operations and retain a minimum level of liquidity.

Contractual Obligations and Contingent Liabilities and Commitments:  The Company leases its facility under cancelable operating lease arrangements for office space to serve as its corporate office in Santa Ana, California. The lease is currently a month-to-month agreement at a rental rate of $1,200 per month. The lease agreement required a security deposit of $1,200.

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

As of August 31, 2010, we are in the process of assessing the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.

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

Limitations on Effectiveness of Controls:  The Company’s management, including its Chief Financial Officer, does not expect that its disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company’s control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered Equity Securities during the third quarter ended August 31, 2010.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of the fiscal year ended August 31, 2010.

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS

EXHIBIT INDEX

WECOSIGN®
Report On Form 10-Q For The Quarter Ended August 31, 2010.

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

WECOSIGN, INC.

Dated: October 19, 2010	By:	/s/Jeff Padilla
Jeff Padilla,
Chief Financial Officer (Principal Financial Officer)